Form 10QSB
period 1999-09-30
FINELINE PROPERTIES INC
filed 1999-11-12
CIK 1037321

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     Form 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
      1934

                For the quarterly period ended September 30, 1999
--------------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
--------------------------------------------------------------------------------

                         Commission File Number: 0-27461
--------------------------------------------------------------------------------

                          FINELINE PROPERTIES.COM, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Nevada                               58-2376296
-------------------------------   ---------------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification Number)
 incorporation or organization)

                        3250 West Market Street, Suite 302,
                               Fairlawn, Ohio 44333
             ---------------------------------------------------
                     (Address of principal executive offices)

                    330-678-5558 (Phone)   330-678-1334 (FAX)
     ---------------------------------------------------------------------
                         Issuer's Telephone Numbers



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                              Yes [ ] No [X]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                                              Yes [ ] No [ ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 10,645,677 shares of Common Stock issued and outstanding, $0.001 par value per share as of September 30, 1999. The Registrant has no Preferred Non-Voting Stock issued nor outstanding as of September 30, 1999.

Traditional Small Business Disclosure Format (check one) Yes [  ] No [X]

Copies of Communications Sent to:

                             Brain G. Dvorak, Esq.
                             Dvorak & Associates
                          500 N. Rainbow, Suite 300
                            Las Vegas, NV  89107
                   Tel: (702) 794-4992 - Fax: (702) 794-4532

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          Balance Sheet (unaudited)............................  4-5
          Statements of Operations (unaudited).................   6
          Statements of Cash Flows (unaudited).................   7
          Notes to Financial Statements........................  8-10

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   11


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   16

Item 2.   Changes in Securities and Use of Proceeds............   16

Item 3.   Defaults upon Senior Securities......................   16

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   16

Item 5.   Other Information.....................................  16

Item 6.   Exhibits and Reports on Form 8-K......................  16

Signatures......................................................  17


PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

           (Financial Statements Commence on Following Page)

                           Fineline Properties.com, Inc.

                                 BALANCE SHEET
                                    AS AT
                    December 31, 1998 and September 30, 1999

BALANCE SHEET


ASSETS

                                 Unaudited               Audited
                             September 30, 1999      December 31, 1998
                             -------------------     ------------------

Current Assets
Cash                         $       100             $       458
Inventories                            0                       0
                               ---------------------------------

Total Current Assets                 100                     458
Property and Equipment
Furniture and Fixtures           361,126                 341,126
Equipment                         25,869                  25,869
LeaseholdImprovements             10,556                   5,556
                               ---------------------------------

Total Property and Equipment     397,551                  372,551

OTHER ASSETS:
Trademarks                     2,350,000                2,350,000
Other Intangible assets           78,871                   78,871
Organization Costs net
     Of Amortization               2,500                    2,500
                              -----------------------------------

Total Other Assets             2,431,371                2,431,371
                              -----------------------------------

TOTAL ASSETS                 $ 2,829,022              $ 2,804,380



             See accompanying notes to financial statements

                         Fineline Properties.com, Inc.

                                 BALANCE SHEET
                                      AS AT
                    December 31, 1998 and September 30, 1999

BALANCE SHEET


LIABILITIES AND STOCKHOLDERS' EQUITY



                                     Unaudited               Audited
                                 September 30, 1999      December 31, 1999
                                 -------------------     ------------------
Current Liabilities
Accounts Payable                 $         0             $         0
                                 -----------------------------------
Total Current Liabilities                  0                       0

Other Liabilities
Accrued salaries payable             598,306                 474,566
Accrued payable other                180,458                 232,208
Notes payable                          2,500                   2,500
                                 -----------------------------------
Total Long Term Liabilities          781,264                 709,274
                                 -----------------------------------
TOTAL LIABILITIES                    781,264                 781,274

  EQUITY
Common Stock, no par value
authorized 20,000,000 shares       4,493,541               3,303,541
issued and outstanding at
September 30, 1999, 10,645,477
common shares of which 5,448,350
are restricted

Retained Earnings or (Deficit
accumulated during the
development stage)               (1,455,783)              (1,208,435)

Notes Receivable for
common stock                       (990,000)                       0
                                ------------------------------------

Total Stockholders' Equity        2,047,758                2,095,106


TOTAL LIABILITIES AND
OWNER'S EQUITY:                $ 2,829,022              $  2,804,380


           See accompanying notes to financial statements

                          Fineline Properties.com, Inc.

                            STATEMENT OF OPERATIONS
                                   FOR PERIOD

                     January 1, 1999 to September 30, 1999


STATEMENT OF OPERATIONS
                                    Unaudited                     Audited
                                    ---------                     --------
                      Three months ended    Nine months ended  For the Period
                        September 30,         September 30,    Jan 11, 1988
                                                               (Inception) to
                      1999        1998     1999       1998     Dec 31, 1998
                      -------     ------   --------   -------  -------------
REVENUE
Revenues              $  3,750    $ 5,635  $   7,500  $ 16,908 $   22,544

COSTS AND EXPENSES

Officer's Salaries      41,250     41,250    123,750   123,750    474,410
Selling, General and
Administrative         206,098    138,486    262,834   415,458    756,569
                     ----------------------------------------------------
Total Costs and
Expenses               247,348    179,736    386,584   539,208  1,230,979
                     ----------------------------------------------------

Net Ordinary Income
or (Loss) before
Income Taxes          (243,598)  (174,101)  (379,084) (522,300)(1,208,435)

Provision for
Income Tax                   0          0          0         0          0
                      ---------------------------------------------------

Net Ordinary Loss     (243,598)  (174,101)  (379,084) (522,300)(1,208,435)

Weighted average
number of common
shares outstanding   10,367,699  9,145,477 9,812,144  9,145,477 8,650,238

Net Earnings
Per Share                 -0.02      -0.02     -0.04      -0.06     -0.14


                 See Accompanying Notes to Financial Statements

                         FINELINE PROPERTIES.COM, INC.

                           STATEMENTS OF CASH FLOWS
                                  FOR PERIOD

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

STATEMENT OF CASH FLOWS


                                                                For the Period
                                                                Jan 11, 1988
                                                                (Inception) to
                                 September 30   September 30    September 30,
                                     1999           1998             1999
                                   ---------------------------------------------
Cash received from customers     $     7,500    $     16,900    $     30,044

  Cash paid to suppliers and
  employees                          262,834         214,363         537,657
                                 -------------------------------------------

  Cash disbursed for Operating
  Activities                         262,834         214,363         537,657
                                 -------------------------------------------

  Net cash flow provided by
  operating activities              (255,334)       (197,463)       (507,613)


CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of plant assets                 0               0               0
                                 --------------------------------------------
  Net cash used by investing
  activities                               0               0               0

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of Stock      200,000         194,679         249,779
Advances from individual              54,976               0         257,934
                                 -------------------------------------------

Net cash provided by
   financing activities              254,976         194,679         507,713

Net increase (decrease)
in cash                                 (358)         (2,784)            100

Cash and cash equivalents
beginning of period                      458          13,284               0

Net increase (decrease)
in cash                                 (358)         (2,784)            100

Cash and cash equivalents
balance at end of period                 100          10,500             100


                See accompanying notes to financial statements.

                         Fineline Properties.com, Inc.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                             September 30, 1999


NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized January 11, 1988(Date of Inception) under the laws of the State of Ohio, as FineLine Properties, Inc. (The Company) has had limited operations and in accordance with SFAS #7, the Company is considered a development stage company. On or about March 30, 1998, the Company effected a reorganization and merger with Fineline Properties.com, Inc. (incorporated under the laws of the State of Nevada, January 12, 1998) which had no assets or liabilities. The Company re-domiciled its location to the state of Nevada. The Company is authorized to issue 20,000,000 shares of its no par value common stock. The Company is authorized to issue 1,000,000 shares of its $.001 par value preferred stock.

The Company has 10,645,677 shares of its common stock issued and outstanding; 5,448,350 of these shares are restricted.

There have been no other issues of common or preferred stock.

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

Accounting polices and procedures have not been determined except as follows:

1.  The Company uses the accrual method of accounting.

2. The cost of organization, $2,500.00 has been capitalized. Management has elected not to amortize these and other intangible costs until the firm exits its developmental stage.

3. Earnings per share is computed using the weighted average number of shares of common stock outstanding.

4. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

5. The Company experienced losses during its last two fiscal tax years. Therefore the Company has not provided for a provision for federal income taxes. The Company will review its need for a provision for federal income tax after each operating quarter. The Company has net operating losses of $1,208,435 at the end of 1998. These losses are due to expire for tax purposes $512,034 in tax year 2012 and $696,401 in tax year 2013.

6. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities as at the date of the financial statements and revenues and expenses for the period reported. Actual results may differ from these estimates.

7. The Company has not yet adopted certain accounting policies. The effects of not adopting these polices are deemed to be insignificant and immaterial.

                    FineLine Properties.com, Inc.
                    (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS
                        September 30, 1999

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would
be unlikely for the Company to continue as a going concern.   To date,
the Company has directed its efforts to the development of uniqueness and characteristics for its holdings. Company officials have also been engaged in discussions and negotiations with potential strategic alliance partners. In February of 1998, the Company entered into agreement with Marvel Comics whereby certain of the Company's trademarked characters will be licensed to and marketed by Marvel in such venues as animated television series.

NOTE 4 - RELATED PARTY TRANSACTION

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5 - WARRANTS AND OPTIONS

The Company issued 234,045 warrants in connection with the stock offering of March 13, 1998. These warrants represent a potential 234,045 shares of common stock. These Warrants are exercisable at $2.50 per share on or prior to November 28, 1999, the expiration date of the Warrants. The Company may call the Warrants for exercise if the average closing bid price for the Company's Common Stock is equal to or greater than $3.00 per share of Common Stock for any consecutive period of ten (10) trading days. No warrants have been exercised through August 31, 1999.

The Company issued 1,000,000 shares of its common stock in January, 1999 for $200,000 in cash and a note receivable in the amount of $590,000.00. In March, 1999, the Company issued 500,000 shares of its common stock for a note receivable in the amount of $400,000.00. These notes are being reported as a contra equity account in the shareholder's equity section.

NOTE 6 - YEAR 2000 ISSUE

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before on, or after January 1, 2000 and if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties will be fully resolved.

                      FineLine Properties.com, Inc.
                      (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS
                           September 30, 1999

NOTE 7 - LONG TERM OBLIGATIONS

The Company leases real property at 3250 W Market St., Suite 302,
Fairlawn, Ohio and 110 W Main Street, Kent, Ohio. Rent was paid in the amount of $12,450 for the year ending 12/31/1997 and $19,090 for the year ending 1998.

The Company owes two officers/shareholders of the Company a total of $706,774 in accrued salaries payable and inventory purchase. It will be the policy of Management to retire these legitimate and recognized obligations in such a time and manner as when the Company has determined, at the Board level, that the Company has achieved profitability to the extent that the repayment schedule will not severely impair or adversely affect the Company's cash flow. As such, these liabilities are represented on the financial statements as long-term.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

The Company is engaged in the business of the design and development of new cartoon character groups, internal merchandising, external licensing, merchandising and promotion to primarily corporations who then either manufacturer products for sale to consumers or utilize the Company's cartoons in promotions, advertising, animation or similar aspects. The Company has financed its operations to date through the sale of its securities (see Item 10-Sales of Unregistered Securities) as well as licensing revenues and direct sales from the corporate e-commerce Internet Signature Store site.


Going Concern - The Company experienced operating losses for the period ended September 30, 1999. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 5, of the notes to the financial statements, management believes it has enough funds to operate for the next eighteen (18) months without the need to raise additional capital to meet its obligations in the normal course of business.

Unclassified Balance Sheet - In accordance with the provisions of SFAS No. 53, the Company has elected to present an unclassified balance sheet.

Loss Per Share - The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" that established standards for the computation, presentation and disclosure of earnings per share ("EPS"), replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for entities with complex capital structures. The Company did not present Diluted EPS since it has a simple capital structure.

The Company has not pursued or explored any opportunities for an acquisition or merger. This does not preclude that the Company may not explore any opportunties in the future.

Results of Operations

As of September 30, 1999, the Company has generated $7,500 revenues during the first nine months of its calendar year, and the Company generated $3,750 for the Quarter ended September 30, 1999.

In its most recent nine month operating period ended September 30, 1999, the Company incurred a net loss of approximately $386,584. For the most recent three month operating period ended September 30, 1999, the Company incurred a net loss of approximately $247,348 and a negative cash flow of $358 from its from operations.

During the period July 1, 1999 through September 30, 1999, the Company had a Loss of $247,348. The bulk of these expenses were from selling, general and Administrative costs.

Plan of Operation

With the addition of the 12 new cartoon product lines introduced in 1999, the Company is expanding upon its revenue generation strategies for licensing, merchandising, Internet e-commerce Signature Store sales, new product development in the form of computer software games, internal animation shorts and new cartoon character introductions to capitalize upon these diverse spread of character types and their corresponding demographic profiles. The foregoing, will be accomplished via the indicated procedures, techniques and operational venues as detailed under Internet and Internet E-Commerce and The Market, in this document.

Liquidity and Capital Resources

The Company's primary sources of liquidity since its inception have been the sale of shares of common stock from shareholders, which were used during the period from inception through September 30, 1999. An original stock offering was made in reliance upon an exemption from the registration provisions of
Section 5 of the Securities Act of 1993, as amended, pursuant to Regulation D, Rule 504, of the Act. January 19, 1988, two founding shareholders purchased, at that time the outstanding and issued stock, which now equates to 3,956,350 shares of the Company's authorized but unissued treasury stock for bearing the cost of incorporating. Additionally, on March 13, 1998, the Company completed an offering of seventy-eight thousand Fifteen shares (78,015) at two dollars and fifty cents ($2.50) per share of the Common Stock of the Company to approximately 78 unaffiliated shareholders. The Company raised one hundred ninety-five thousand thirty-seven dollars and fifty cents ($195,036.50) through this offering. This offering was made in reliance upon an exemption from registration provisions 4(2) of the Securities Act of 1933, as amended, pursuant to Regulation D, Rule 504 of the Act. In connection with this Offering, the Company issued three (3) Stock Purchase Warrants for each share sold during this Offering. This represents 234,045 shares of Common Stock
(the "Warrants"). These Warrants are exercisable at $2.50 per share on or prior to November 28, 1999, the expiration date of the Warrants. The Company may call the Warrants for exercise, on fifteen (15) days notice if not exercised by the shareholder(s) prior to the expiration of the fifteen (15) days notice period should the average closing bid price for the Company's Common Stock is equal to or greater than $3.00 per share of Common Stock for any consecutive period of ten (10) consecutive trading days. No Warrants have been exercised as of August 31, 1999. The Company issued 1,000,000 shares of its common stock in January, 1999 for $200,000 in cash and a not receivable in the amount of $590,000. In March, 1999, the issued 500,000 shares of its common stock for a note receivable in the amount of $400,000. As of September 30, 1999, the Company has ten million six hundred forty-five thousand four hundred seventy-seven (10,645,477) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately one hundred eleven (111) shareholders of record, including the company's founder. Five Million Four Hundred Forty-eight Thousand Three Hundred Fifty (5,448,350) common shares of the total number issued are restricted shares. Management fully anticipates that the proceeds from the sale of all of the Common Shares sold which were described above will be sufficient to provide the Company's capital needs for the next twelve (12) months. At that time, the Company will need additional working capital to finance its planned activity.

The Company currently anticipates that it has enough available funds to meet its anticipated needs for working capital, capital expenditures and business expansion for the next 12 months. The Company expects that it will continue to experience negative operating cash flow for the foreseeable future as a result of significant spending on advertising and infrastructure.

If the Company needs to raise additional funds in order to fund expansion, develop new or enhanced services or products, respond to competitive pressures or acquire complementary products, businesses or technologies, any additional funds raised through the issuance of equity or convertible debt securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the Company's Common Stock. The Company does not currently have any contractual restrictions on its ability to incur debt and, accordingly, the Company could incur significant amounts of indebtedness to finance its operations. Any such indebtedness could contain covenants which would restrict the Company's operations. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to continue in business, or to a lessor extent not be able to take advantage of acquisition opportunities, develop or enhance services or products or respond to competitive pressures.

The Company currently has three (3) employees who are officers and directors of the Company. These employees compensation was deferred through September 30, 1999. (See employment agreement in 10-SB12G). The Company hires the services of artists based on an independent contractors status, to help the Company develop its artistic creations.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.

Market For Company's Common Stock

In September, 1999, the Company's common stock was listed on the OTC Bulletin Board, under the trading symbol FNLN.

Dividend Policy

The Company has never paid or declared any dividend on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.


Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

                           PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 1999, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FINELINE PROPERTIES.COM, INC.
                                            (Registrant)


Dated:  November 11, 1999


/s/ Robert Petry
--------------------------
Robert Petry, President and Chief
Executive Officer