Form 10QSB
period 1999-03-31
FINELINE PROPERTIES INC
filed 2001-07-24
CIK 1037321

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 1999


                          FINELINE PROPERTIES.COM, INC.
             (Exact name of Registrant as specified in its charter)


            Nevada                    #0-13895               IRS#58-2376296
            ------                  -----------              --------------
(State or other jurisdiction of     (Commission              (IRS Employer
incorporation or organization)      File Number)       Identification Number)


                             110 South Water Street
                                Kent, Ohio 44240
              (Address of Registrant's principal executive offices)


                                 (330) 678-5558
              (Registrant's telephone number, including area code)


                                 (330) 678-1334
              (Registrant's facsimile number, including area code)


                                      None
          (Former name or former address, if changed since last report)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes [  ]                                    No [X]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


    Title of Each Class                       Outstanding at March 31, 1999

Common Stock, $0.0001 Par Value                       8,933,856 Shares

PART I

Item 1.      Financial Statements.


                          Fineline Propertiescom, Inc.
                         (A Development Stage Company)
                                 Balance Sheet
                                 March 31, 1999


                                     ASSETS

CURRENT ASSETS

Cash                                                    $   59,539

Total Current Assets                                        59,539

PROPERTY AND EQUIPMENT

Furniture and Fixtures                                     341,635
Equipment                                                   25,869
Leasehold Improvements                                       5,556
Accumulated Depreciation                                   -93,223

                                                           279,837
OTHER ASSETS

Trademarks                                               1,890,218
Other Intangible Assets                                     59,154
Organization Costs net of Amortization                       1,875

Total Other Assets                                       1,951,247

                                                        $2,290,623

                             LIABILITIES AND EQUITY

CURRENT LIABILITIES                                     $        0

LONG TERM LIABILITIES

Due Stockholders                                           729,854

Total Long Term Liabilities                                729,854

EQUITY

Common Stock                                             3,435,542
Retained Deficit                                        -1,874,773

Total Stockhoilders' Equity                              1,560,769

                                                        $2,290,623

                          Fineline Propertiescom, Inc.
                         (A Development Stage Company)
                            Statement of Operations
  January 11, 1998 (Date of Inception) to March 31, 1999 and Year to Date 1999

                                                January 11,
                                                   1998
                                                 (Date of
                                               Inception) to   Quarter Ended
                                                 March 31,        March 31,
                                                   1999             1999


REVENUE                                         $22,544                $0

COSTS AND EXPENSES
Selling, General and Adminstrative              798,092            41,523
Officers' Salaries                              515,660            41,250
Depreciation                                     93,223            18,713
Amortization of Intangibles                     490,342             4,068

        Total Costs and Expenses              1,897,317           105,554

        Net Ordinary Loss                   ($1,874,773)        ($105,554)



         The financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Company had no revenues from operations during the first quarter ended March 31, 1999 and has had no significant revenues from operations since its inception in January of 1998.
         As the Company's resources have been spent on the creation of new cartoon characters for licensing, if and until significant licensing arrangements are realized, the Company will not generate significant revenues.
         When required the Company will seek additional funds through loans and/or private placement of common stock.

PART II

Item 1.      Legal Proceedings.

         None

Item 2.      Changes in Securities.

         None

Item 3.      Default Upon Senior Securities.

         None

Item 4.      Submission of Matters to a Vote of Security Holders.

         None

Item 5.      Other Information.

         None

Item 6.      Exhibits and Reports on Form 8-K.

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fineline Properties.com, Inc.
July 18, 2001


By:



         /s/ Robert V. Petry
         -------------------
         Robert V. Petry,
         President