Form 10QSB
period 1999-06-30
FINELINE PROPERTIES INC
filed 2001-07-24
CIK 1037321

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED JUNE 30, 1999


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


  Title of Each Class                             Outstanding at June 30, 1999

  Common Stock, $0.0001 Par Value                 9,163,856 Shares

PART I

Item 1.      Financial Statements.

                          Fineline Propertiescom, Inc.
                         (A Development Stage Company)
                                 Balance Sheet
                                 June 30, 1999


                                     ASSETS

CURRENT ASSETS

Cash                                                    $15,753

Total Current Assets                                     15,753

PROPERTY AND EQUIPMENT

Furniture and Fixtures                                  342,435
Equipment                                                25,869
Leasehold Improvements                                    5,556
Accumulated Depreciation                               -111,935

                                                        261,925
OTHER ASSETS

Trademarks                                            1,890,218
Other Intangible Assets                                  55,210
Organization Costs net of Amortization                    1,750

Total Other Assets                                    1,947,178

                                                     $2,224,856

                             LIABILITIES AND EQUITY

CURRENT LIABILITIES                                          $0

LONG TERM LIABILITIES

Due Stockholders                                        747,439

Total Long Term Liabilities                             747,439

EQUITY

Common Stock                                          3,500,362
Retained Deficit                                     -2,022,945

Total Stockhoilders' Equity                           1,477,417

                                                     $2,224,856

                          Fineline Propertiescom, Inc.
                         (A Development Stage Company)
                            Statement of Operations
  January 11, 1998 (Date of Inception) to June 30, 1999 and Year to Date 1999

                                                'January 11,
                                                     1998
                                                (Date of
                                                Inception) to   Period Ended     Quarter Ended
                                                   June 30,         June 30,          June 30,
                                                     1999             1999              1999


REVENUE                                            $22,544               $0                 $0

COSTS AND EXPENSES
Selling, General and Adminstrative                 882,233          125,664             84,141
Officers' Salaries                                 556,910           82,500             41,250
Depreciation                                       111,935           37,425             18,712
Amortization of Intangibles                        494,411            8,137              4,069

                  Total Costs and Expenses       2,045,489          253,726            148,172

                  Net Ordinary Loss            ($2,022,945)       ($253,726)         ($148,172)


         The financial statements attached have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Company had no revenues from operations during the second quarter ended June 30, 1999 and has had no significant revenues from operations since its inception in January of 1998.
         As the Company's resources have been spent on the creation of new cartoon characters for licensing, if and until significant licensing arrangements are realized, the Company will not generate significant revenues.
         When required the Company will seek additional funds through loans and/or private placement of common stock.

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

Fineline Properties.com, Inc.
July 18, 2001


By:

         /s/ Robert V. Petry
             ---------------------
             Robert V. Petry,
             President