Form 10QSB/A
period 1999-09-30
FINELINE PROPERTIES INC
filed 2001-07-24
CIK 1037321

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


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

    Title of Each Class                    Outstanding at September 30, 1999
Common Stock, $0.0001 Par Value                    10,478,856 Shares

PART I

Item 1.      Financial Statements.

                          Fineline Propertiescom, Inc.
                         (A Development Stage Company)
                                 Balance Sheet
                               September 30, 1999


                                     ASSETS

CURRENT ASSETS

Cash                                                          8020

Total Current Assets                                          8020

PROPERTY AND EQUIPMENT

Furniture and Fixtures                                      344525
Equipment                                                    25869
Leasehold Improvements                                        5556
Accumulated Depreciation                                   -130648

                                                            245302
OTHER ASSETS

Trademarks                                                 1908944
Other Intangible Assets                                      51266
Organization Costs net of Amortization                        1625

Total Other Assets                                         1961835

                                                           2215157

                             LIABILITIES AND EQUITY

CURRENT LIABILITIES                                              0

LONG TERM LIABILITIES

Due Stockholders                                            729346

Total Long Term Liabilities                                 729346

EQUITY

Common Stock                                               3667098
Retained Deficit                                          -2181287

Total Stockhoilders' Equity                                1485811

                                                           2215157

                          Fineline Propertiescom, Inc.
                         (A Development Stage Company)
                            Statement of Operations
January 11, 1998 (Date of Inception) to September 30, 1999 and Year to Date 1999

                                              January 11,
                                                  1998
                                                (Date of
                                            Inception) to       Period Ended      Quarter Ended
                                             September 30,       September 30,     September 30,
                                                   1999              1999                1999


REVENUE                                           22544                 0                   0

COSTS AND EXPENSES
Selling, General and Adminstrative               976544            219975               94311
Officers' Salaries                               598160            123750               41250
Depreciation                                     130648             56138               18713
Amortization of Intangibles                      498479             12205                4068

              Total Costs and Expenses          2203831            412068              158342

              Net Ordinary Loss             $(2,181,287)       $ (412,068)         $ (158,342)


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Company had no revenues from operations during the third quarter ended September 30, 1999 and has had no significant revenues from operations since its inception in January of 1998.
         As the Company's resources have been spent on the creation of new cartoon characters for licensing, if and until significant licensing arrangements are realized, the Company will not generate significant revenues.
         When required the Company will seek additional funds through loans and/or private placement of common stock.

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

Fineline Properties.com, Inc.
July 18, 2001


By:

         /s/ Robert V. Petry
             ----------------
             Robert V. Petry,
             President