Form 10QSB
period 1999-12-31
FINELINE PROPERTIES INC
filed 2001-07-25
CIK 1037321

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTER ENDED DECEMBER 31, 1999


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

 Title of Each Class                          Outstanding at December 31, 1999
 Common Stock, $0.0001 Par Value              16,698,106 Shares

PART I

Item 1.      Financial Statements.

                          Fineline Propertiescom, Inc.
                         (A Development Stage Company)
                                 Balance Sheet
                               December 31, 1999



                                     ASSETS

CURRENT ASSETS

Cash                                                          2074

Total Current Assets                                          2074

PROPERTY AND EQUIPMENT

Furniture and Fixtures                                      344524
Equipment                                                    25869
Leasehold Improvements                                        5556
Accumulated Depreciation                                   -149360

                                                            226589
OTHER ASSETS

Trademarks                                                 1880000
Other Intangible Assets                                      47323
Organization Costs net of Amortization                        1500

Total Other Assets                                         1928823

                                                           2157486

                             LIABILITIES AND EQUITY

CURRENT LIABILITIES                                              0

LONG TERM LIABILITIES

Due Stockholders                                            758127

Total Long Term Liabilities                                 758127

EQUITY

Common Stock                                               3982999
Retained Deficit                                          -2583640

Total Stockhoilders' Equity                                1399359

                                                           2157486

                          Fineline Propertiescom, Inc.
                         (A Development Stage Company)
                            Statement of Operations
January 11, 1998 (Date of Inception) to December 31, 1999 and Year to Date 1999

                                         January 11,
                                            1998
                                          (Date of
                                         Inception)  Period Ended  Quarter Ended
                                        to 12-31-99     12-31-99     12-31-99

REVENUE                                     22544            0            0

COSTS AND EXPENSES
Selling, General and Adminstrative        1314866       558297       338322
Officers' Salaries                         639410       165000        41250
Depreciation                               149360        74850        18712
Amortization of Intangibles                502548        16274         4069

              Total Costs and Expenses    2606184       814421       402353

              Net Ordinary Loss          -2583640      -814421      -402353


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Company had no revenues from operations during the fourth quarter ended December 31, 1999 and has had no significant revenues from operations since its inception in January of 1998.
         As the Company's resources have been spent on the creation of new cartoon characters for licensing, if and until significant licensing arrangements are realized, the Company will not generate significant revenues.
         When required the Company will seek additional funds through loans and/or private placement of common stock.

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