Form 10KSB
period 1999-12-31
FINELINE PROPERTIES INC
filed 2001-08-28
CIK 1037321

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB


(Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT Of 1934
      For the fiscal year ended December 31, 1999

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
      For the transition period from       to

                         Commission File Number: 013895


                          FineLine Properties.com, Inc.
                 (Name of Small Business Issuer in its Charter)


                      Nevada                               58-2376296
           (State or other Jurisdiction                 (I.R.S. Employer
                of Incorporation)                      Identification No.)

              110 South Water Street                           44240
                    Kent, Ohio                             (Zip Code)
     (Address of Principal Executive Offices)

                                 (330) 678-5558
                (Issuer's telephone number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the fiscal year ended December 31, 1998 totaled a negative $22,544 and for fiscal year ended December 31, 1999 there were no revenues.

As of December 31, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the average of the closing bid and asked prices on such date) was approximately $1,400,000.

As of December 31, 1999, the registrant had outstanding: 16,698,106



                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                TABLE OF CONTENTS

                                                                                      Page Number
                                     PART I
ITEM 1.  Description of Business.....................................................      3
ITEM 2.  Description of Property.....................................................     13
ITEM 3.  Legal Proceedings...........................................................     14
ITEM 4.  Submission of Matters to a Vote of Security Holders.........................     14

                                     PART II
ITEM 5.  Market for the Company's Common Equity and Related Stockholder
                  Matters............................................................     14
ITEM 6.  Management's Discussion and Analysis of Financial Condition or
                  Plan of Operations.................................................     15
ITEM 7.  Financial Statements........................................................     19
ITEM 8.  Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure...............................................     20

                                    PART III
ITEM 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
                  with Section 16(a) of the Exchange Act ............................     22
ITEM 10. Executive Compensation .....................................................     22
ITEM 11. Security Ownership of Certain Beneficial Owners and Management .............     23
ITEM 12. Certain Relationships and Related Transactions..............................     24
ITEM 13. Exhibits and Reports on Form 8-K............................................     24

SIGNATURES...........................................................................     25

                                     PART I

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains forward-looking statements that involve risks and uncertainties, including the risks associated with our limited operating history, our need for additional funds and our proposed expansion plans, identified below under "Management's Discussion and Analysis or Plan of Operation - Cautionary Statements and Risk Factors".

Item 1.  Description of Business

Overview

     The Company creates and develops cartoon characters for licensing and merchandising to major corporations for fee and/or royalty payments which permits these companies to use the cartoon images. The Company may in certain instances, as called for by either contractual points, or as part of offering services to a particular company (licensee or merchandiser), aid it in maximizing the usage of the product by either modifications to character positioning and settings, or usage market recommendations. The Company's principle markets are the American region (consisting of the United States, Canada and Mexico Western Europe (primarily consisting of Great Britain, France, Spain, Belgium, Germany, Italy), Asia - which for the purposes of Company marketing targets consists of Japan, Hong Kong, Korea, and South America (primarily consisting of Brazil, Argentina, Paraguay).


         Cartoon Business

The Company operations entail a number of variables as a result of the creative nature of the business and industry. The Company researches trends in the industry and then creates cartoons that it believes fill a particular void and or accepts specific developmental assignments for the design of characters. These characters are drafted, reviewed, redesigned and finalized for either internal Company licensing and merchandising programs or as contracted for by special assignment. The-Company, by request and/or as a condition of a specific license clause(s), will redraw the cartoons in varied poses, utilization's, etc., to fit defined design considerations as expressed by the Licensee or it can grant the Licensee the right to redraw the character(s) to fit conditions, specifications and or circumstances as granted under the license and as approved by the Company prior to public usage.

         Company Products

The Company's products are cartoons and cartoon groups. Each group begins with the creation and development of cartoon characters based either upon researched formats and niches, or as a result of requests by potential licensees for characters to be utilized in brand identification, promotions or product introductions. At present, the Company has 147 trademarked and copyrighted cartoons which are in the following character groups: The Moodies(TM), The Tasties(TM), The Hogstturrs(TM), Soft(TM), The Majors(TM), The Icers(TM), The Hoopsters(TM), Red Zone(TM), The Kooties(TM), The eKids(TM), The Computoons(TM), The Internauts(TM), The Milk Drops(TM), The Healthy Dozen(TM). The Company also maintains an E-Commerce Internet Signature Store that sells FineLine branded apparel and products, ranging from designer shirts and women(s) Jersey Tops and dresses, to T-shirts.

The products, goods and or services which the Company's cartoon characters can appear upon range from apparel items, board games, toys, dolls, lunch boxes, stickers, software games, posters, comic books, children's books, company event and promotional venues as well as animation for television, commercials and feature length movies.



         Our Key Products

The Company's key products consist of the cartoon character groups it has created.

                  The Moodies(TM)

The Moodies(TM) were developed to reflect human moods and emotions such as happiness, sadness, being broke, extravagance, etc. The nine cartoons in this character group (Happy(TM), Angry(TM), Extravagant(TM), Penniless(TM), Innocent(TM), Sad(TM), Ornery(TM), Worried(TM), Sexy(TM). Through the promotional efforts of Marvel Entertainment, they have appeared on over 450 licensed products in over 20 countries as well as in promotions for the Wendy's Hamburger chain, Kellogg's Rice Krispies, Daiwa Securities of Japan, and Tom McCan shoes. These characters are targeted at all age groups.

                  The Tasties(TM)

These characters represent various taste sensations of the palette such as Chocolate(TM), Fruity(TM), Barbecue(TM), Hot & Spicy(TM), Natural(TM), Sweet(TM), Lite(TM), Sugar Free(TM), Whole Grain(TM), Salt Free(TM) for a total of 10 cartoons in this group. The characters are targeted at the age groups 4 through 12.

                  The Hogstturrs(TM)

The Hogstturrs(TM) are cartoons based on the popularity of motor cycles in the United States as well as globally. An interesting cartoon family utilizing elements of the city mixed strongly with a country foundation. The appeal of these characters are age groups 9 through adult.

Based on the current motorcycle craze, The Hogstturrs(TM)are a cartoon family of 17 characters with personality types such as: Boss Hog(TM), Athletic Hog(TM), Grandma Hog(TM), Grandpa Hog(TM), Lucky Hog(TM), Doc Hog(TM), Sexy Hog(TM), Bubba Hog(TM), Hot Dog Hog(TM), Warrior Hog(TM), Humble Hog(TM), Rodeo Hog(TM), Butler Hog(TM), Hard Luck Hog(TM), Professor Hog(TM), Bodybuilder Hog(TM), and Construction Hog(TM). These characters are targeted at young adults and adults

                  Y2K(TM)

As the millennium was approaching, significant public and business attention was focused on the global impact of potential for computer problems created as a result of the digital computer clock cross over to the year 2000. The six Y2K(TM) characters give a face to this millennium bug depicted via humorous adaptations off of the main character theme. Offered free of charge for use by members of the media to help to publicize the Company, Y2K's media usage gained interest toward the end of 1999.

Drawn to reflect various depictions's of the Millennium Bug, the six Y2K(TM)characters with names such as Shrug(TM), Crystal(TM), etc., are targeted at all age groups. The Y2K(TM)character group was licensed to Boein Co., Ltd., a division of Intersac, Ltd. of Seoul, Korea for the country of Korea, with agent representation rights for the Pacific Rim countries. In addition, Boein Co., Ltd. has options on other Company cartoon character groups which the Licensee can proceed to represent officially for a fee, based upon the area(s) of usage as well as territory(s).

                  Soft(TM)

A puffy, cuddly creature, Soft(TM) is primarily targeted at the preschool age group category. This character is not currently under license.

                  Kooties(TM)

Developed and designed to appeal to all age groups, the Kooties(TM) utilize the Well-known word heretofore utilized to describe imaginary creatures. The name recognition value of the word - Cootie - adds instant consumer awareness for these characters. The foregoing benefits were translated into visual appeal by the creation of a character group with multiple image variations to provide animation and game story lines as well as appeal to the targeted audience via cartoons that signify differing attitudes. The Company has a representation agreement with Fierst & Pucci, LLP of Northampton, Massachusetts for the marketing of this character line to secure various contractual agreements for both licensing and merchandising.

Based upon the extremely well known and heretofore unseen imaginary creature of our childhood, their moods are reflected by their color and by the condition of their hair that also changes with their moods. The Kooties (TM) are Smiley(TM), Jumpy(TM), Meanie(TM), Scaredy(TM) and Gloomy(TM). These characters are targeted at all age groups.

                  Computoons(TM)

These characters are targeted at preschool and grades 1 through 4. The Company is developing storyboards with the Computoons(TM) interacting not only with themselves, but also with children as well in multiple roles teaching, learning modes as well as entertainment. Storyboard development utilizing these cartoons is part of a marketing strategy whereby the characters are utilized in presentations to various companies to show in visual terms the use of these characters in children's books, games and varied products, such as keypads, keyboard overlays, screen savers and other uses. Storyboards depicting varied usage and applications of these characters were completed during the fourth quarter of 1999.

The Computoons(TM) were developed to serve multiple marketing, merchandising and licensing mode. These characters and their names, such as Scanner(TM), Plug and Play(TM), Keyboard(TM), Monitor(TM), etc. familiarize children ages four through nine with computer terms as well as hardware. Applications include teaching aids in an entertaining format, software games, board games, stickers, etc.

These 15 characters are named - Scanner(TM) - Plug(TM) and Play(TM) - Laptop(TM)
- Power Strip(TM) - Floppy Disk(TM) - Hard Drive(TM) - Monitor(TM) - Speaker(TM)
- Printer(TM) - Keyboard(TM) - Touch Pad(TM) - Mouse(TM) - Modem(TM) - CD Rom(TM) and were developed as a result of the high interest children have in computers. The Company is developing storyboards with the Computoons(TM) interacting with children and each other. Targeted at preschool and grades one through four, these characters are in developmental storyboard, book and product stages

                  eKids(TM)

The eKids(TM) represent the Internet side of Computoons(TM). They were created as a fun and entertaining way for children to become familiar with the Internet. Targeted at preschool and grades one through four, these characters are in developmental storyboard, book and product stages. These characters include Dot.com(TM), E-Mail(TM), Java(TM), Home Page(TM), Search(TM), Web(TM), Bit(TM), Byte(TM), Megabyte(TM), Cursor(TM), URL(TM), Pixel(TM) and represent international cartoon characters

                  eHeros(TM) and eV.I.L. (TM)

This character segment is another of the Company's computer related cartoon groups, the developed story for these characters is the relationship between good and evil. e.V.I.L(TM) (Electronic Viral Infestation League) want dominance and control of your computer as well as the Internet and attack these systems from within. And where there is e.V.I.L(TM), there are heroes, eHeroes(TM) to be exact. These characters combat e.V.I.L(TM) wherever and when ever they rear their ugly heads in the never-ending battle to keep your computer and the Internet free for you to use as you wish.

                  The Icers(TM)

A cartoon hockey team with team players sporting popular sports terms such as Target(TM), Deek(TM), Wheels(TM), Check(TM), Blue Liner(TM) and Sniper(TM) these character appeal to age groups seven through young adult.



                  The Majors(TM)

Wallcrawler(TM), Meaty(TM), Range(TM), Stretch(TM), Gunner(TM), Wheels(TM), Turn2(TM), Knuckles(TM), and Scoop(TM) provide character appeal to age groups seven through young adult and are currently in a promotional venue in Europe. The Company is utilizing a promotional tie-in with apparel items (T-shirts, polo shirts and Henley type collar-less shirts), with depictions of The Majors(TM) are given to customers who present to the store 4 coupons showing they have purchased food items during the promotional period. The participation of the Company in this test venue will provide information as to how many customers actually collect said coupons to receive the free apparel item this indicating the degree of interest in the character group or groups being offered. As a customer can only obtain a free apparel item by presenting said coupons, this will provide meaningful numbers as well as a localized consumer reaction for the Company's cartoons in a foreign market, where tastes and appeal aspects tend to differ from Americans.

                  The Hoopsters(TM)

Cartoon basketball players with sports term names such as Got Game(TM), Inzone(TM), Floor Burns(TM), Punch(TM), Swatt(TM), Handles(TM), and Hops(TM) appeal to age groups seven through young adult and are in a promotional test venue.

The Company is utilizing a promotional tie-in with apparel items (T-shirts, polo shirts and Henley type collar-less shirts), with depictions of TheHoopsters(TM) are given to customers who present to the store 4 coupons showing they have purchased food items during the promotional period. The participation of the Company in this test venue will provide information as to how many customers actually collect said coupons to receive the free apparel item this indicating the degree of interest in the character group or groups being offered. As a customer can only obtain a free apparel item by presenting said coupons, this will provide meaningful numbers as well as a localized consumer reaction for the Company's cartoons in a foreign market, where tastes and appeal aspects tend to differ from Americans.

                  Red Zone(TM)

Cartoon football players with sports term names such as Slobberknocker(TM), Work Horse(TM), Clutch(TM), Hitman(TM), Shadow(TM), Snap(TM), Blindside(TM), Soft Hands(TM), Plug(TM), Pancake(TM), Laser(TM) appeal to age groups seven through young adult and are in a promotional test venue.

The Company is utilizing a promotional tie-in with apparel items (T-shirts, polo shirts and Henley type collar-less shirts), with depictions of The Red Zone(TM) are given to customers who present to the store 4 coupons showing they have purchased food items during the promotional period. The participation of the Company in this test venue will provide information as to how many customers actually collect said coupons to receive the free apparel item this indicating the degree of interest in the character group or groups being offered. As a customer can only obtain a free apparel item by presenting said coupons, this will provide meaningful numbers as well as a localized consumer reaction for the Company's cartoons in a foreign market, where tastes and appeal aspects tend to differ from Americans.

                  The Milk Drops(TM)

Developed as a special project, the Milk Drops(TM) are characters to be utilized depicting the health benefits of milk. This character group is designed to appeal to all age groups. This character group will be marketed to milk industry companies.

                  The Healthy Dozen(TM)

Developed as a special project for the egg industry, the Healthy Dozen(TM) will be utilized in promotions to extol the benefits of eggs. This character group is designed to appeal to all age groups. This character group will be marketed to egg industry companies.



         Developing and Changing Markets

The market for films and entertainment products and peripheral technologies is continually evolving and changing. The Company does not believe that these risks are material at this time. However, there can be no assurance that the Company's assessment of the market place is correct, or that the Company's products will continue to be accepted in the future.

The profile for the Company's cartoon characters and character groups range from children aged four through eight, preteens nine - 12, teenagers 13-19, young adults 20 - 26, adults 27 - 44, and older age groups as well. This extremely wide demographic profile is due to the Company's 16 distinct character groups whose context and concepts were designed to provide the Company with the widest spectrum of age profiles. This cross-demographic profile strategy was specifically designed to enable one character group to help expose and sell another character group as a result of the diverse spread of cartoon types and categories. The various Company products (cartoons) also enhance the market demographic spread, goods, services and entertainment mediums to which the Company's customers may apply the Company's products.

Generally, a licensing/merchandising agreement for the use of a cartoon image averages between $100,000 to $175,000 per year with a similar fee for some national licenses (countries in Europe, South America, Asia, etc.), for general category utilization's such as caps, T-shirts, etc. Toys, dolls and board games typically command license fees of between $175,000 to $300,000 per annum. The inclusion of a deal for animation for television multiplies the aforementioned figures five to 10 fold, with an animation deal bringing in revenues for all merchandising, licensing and broadcast rights in the areas of $15,000,000 to $50,000,000 per annum in the United States for a moderate success and $7,000,000 to $25,000,000 for Europe (England, Germany, France, Belgium, Italy, Spain, Switzerland). An animation deal in Europe, including the parameters as indicated, for one country can range between $1,500,000 to $10,000,000 plus depending upon the country, station, population, merchandising and allied aspects.

Because cartoons appeal to varied age groups and take on a life of their own, cartoons which become animated can be sold and resold multiple times adding longevity to a revenue stream. Unless it grants an international license, the Company is free to sell and contract licenses and merchandising agreements on a global basis utilizing only the laws of what the market will bear as the pricing ranges for these agreements. The more popular or exposed a character group is, the more in up front fees and overall contractual revenue guarantees the Company can command. In addition, as a character group gains in exposure, use, popularity and recognition, later licensing and merchandising agreements command considerably more in up front fees, contractual revenue minimums and guarantees than in earlier agreements.

As a cartoon development and creative operation, the Company is unprepared to enter and conduct operations as a manufacturing and or direct supplier of branded products to the general public through outlet store, department store or similar direct sell methodologies, due to the extensive capital, contacts and distribution channels required. The foregoing are not components of the Company's business or operational plans and do not fit within the core segment of its business, which is the development, design and completion of cartoon images for licensing and merchandising. However, the Internet appears to be a low cost, low staffing, effective entry to a huge consumer and business environment that is manageable when combined with the proper resources (e-commerce store vendor services, product and pricing schemes, delivery methodologies and minimum inventory stocking requirements). Within this scheme and in keeping with the Company's core business strategies and purpose, the Company has uncovered certain product types that fit within these conceptual parameters as well as further the licensing and merchandising of cartoon characters.

Research and market conditions have uncovered that certain global market segments offer exceptional potential for new animation products as well as the market size to support a direct specialty product aimed developed specifically for that market. Traditionally, animation has been designed and targeted for the huge United States market, due to a common language and in place marketing, merchandising support systems to capitalize upon these efforts. Animators and animation companies in Canada, Japan, France and Germany devote talent and resources to the development of animation for the United States market and have innovated a number of successful series and shows. Naturally, these companies also develop and produce animated products for their home markets and in some cases neighboring countries, but mostly, those products are simply dubbed in the secondary language and sold as is with respect to the original version(s).

The second largest language market globally, Spanish has exceptionally few animated products developed or designed for that market and culture save for those Spanish firms engaged in this market segment. Furthermore, the vast majority of animated products seen by children in the Spanish market are dubbed versions of public domain cartoons developed for the U.S. or other markets more than 20 years ago. The foregoing is due to the limited budgets in most Spanish markets (Brazil, Argentina, Venezuela, etc.), for original or current animation products and more specifically for animated products aimed at the younger generation. Entertainment in these countries utilize live shows and games which are less costly to air, are in the mode of the market itself and replace the lack of suitable and cost affordable animated product. The Company has researched the foregoing and as a direct result of the technological developments in enhanced animation software and computing power at affordable costs, is in the beginning stages of developing animation products specifically for this market segment. The Company is in the process of producing its own animated shorts for defined market segments in South America. Cost factors for animation software have dropped from $350,000 just seven years ago to $20,000 today for animation software used in movies such a "Star Trek", "Men in Black", "Rug Rats" etc. The high animation budget costs are a result of animation complexities and length, not software and hardware costs. Hardware capable of running animation software has dropped from the $200,000 Hewlett Packard and Silicon Graphics workstations of just 10 years ago to the present 450 MHz Macintosh G3 series computers with benchmark speeds in excess of 700 MHz due to unique backside cache architecture and other innovations. These factors have brought down the cost of setting up the appropriate software and hardware segment of animation development and production to well under $75,000.00. The Company is currently in the beginning stages of storyboard development and scripts and intends to explore producing its own animation.

                  Internet

The Internet has become a significant marketplace for buying and selling goods and services. Industry estimates that the amount of goods or services purchased in on-line consumer transactions will grow from approximately $14.9 billion in 1998 (Reference: Nua Ltd. Internet Survey 1999), to approximately $36 billion in 1999 (Reference: Boston Consulting Group 7/19/99). Improvements in security interface design and transaction-processing technologies have facilitated an increase in online consumer transactions. Early adopters of such improvements include online merchants offering broad product catalogs (such as books, music CDs and toys), those seeking distribution efficiencies (such as PCs, flowers and groceries) and those offering products and services with negotiable pricing (such as automobiles and mortgages). The Company believes that as the volume of online transactions increases, traditional retailers will offer a wide variety of products and services online. The Company believes that online companies provide businesses an opportunity to link Internet customers with like interests. The Internet allows marketers to collect meaningful demographic information.

The Company is utilizing the Internet as a global platform for the Company as well as for marketing, licensing and merchandising. The corporate Internet Web Site located at www.finelineproperties.com is comprised of over 75 pages showcasing the various character groups as well as information on the Company. This cyberspace brochure accomplishes more in the presentation of the Company than any printed material could as a result of the ease in updating and maintaining a current presentation of all corporate developments and cartoon lines. The Company established a presence on the Internet in early 1997 and has either upgraded or completely changed its web site on over 50 occasions as a result of new character additions, revised design elements and other factors.

Its listing on over 30 search engines under 15 categories and cross-reference headings also reflect the Company's Web presence. The foregoing is essential in alerting individuals of the Company's Web Site and driving them to it. To further increase the global nature of the Web Site, the Company is translating the entire site into Spanish, French, and German. This coincides with the Company's move into the European market through marketing, merchandising and licensing activities. With a population base of 379,596,000 people, this region exceeds the 274,028,000 individuals in the United States and represents the largest population base outside of China with its 1,255,698,000 people (Reference: United Nations Population Division, Department of Economic & Social Affairs 1998). In keeping with this, the Company is also engaged in market testing and preliminary market exposure programs via promotional venues in Europe, as well as the evaluation of licensing agents.


The corporate Web Site on potential new customer's and or shareholders seeking information on the Company reflects the public relations aspect of the Company's Internet presence.

The Company's Internet web site is its best means of presenting its cartoon character line up as well as providing corporate information. As the Company added over 100 new cartoons in 1999, the costs involved in the revision and printing of corporate brochures would have required over 12 changes and would have included the corresponding waste associated with outdated brochures. The fast paced changes occurring within the Company has been best served by the utilization of the Internet to present the Company in a highly creative format that the Company can change, upgrade, revise and tailor to its needs and objectives as well as consumer demands. This benefit can only be realized by utilization of the Internet and the creative instantaneous changes that can be effected as a result of this medium.

To capitalize on Internet position, the Company maintains an active and comprehensive Internet bulk e-mail program which is supported by the Company's Investor Relations Department's fast e-mail reply program. Under this operation, most e-mail is responded to on an individual basis within forty-eight hours of receipt. This approach and care for inquiries have been well received by shareholders, customers and the public. Corporate executives also reply, when warranted, to certain e-mails requiring their attention or when the subject manner dictates their response and/or attention.

Global commerce and the online exchange of information is new and evolving, it is difficult to predict with any assurance whether the Web will prove to be a viable commercial marketplace in the long term. The Web has experienced, and is expected to continue to experience, significant growth in the numbers of users and amount of traffic. To the extent that the Web continues to experience increased numbers of users, frequency of use or increased bandwidth requirements of users, there can be no assurance that the Web infrastructure will continue to be able to support the demands placed on it by this continued growth or that the performance or reliability of the Web will not be adversely affected.

Formation

The Company was first incorporated in the State of Ohio on January 11, 1988. The Company was basically inactive until May 26, 1996, when the Board of Directors resolved to take steps pursuant to effectively activate it. The Company through research, and an evaluation of business opportunities that became apparent in the cartoon industry, decided to enter this field at that time.

Accordingly, the Company has a limited operating history, upon which an evaluation of the Company, its current business and its prospects can be based, each of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development, and particularly by such companies entering new and rapidly developing markets like the Internet. Such risks include, without limitation, the lack of broad acceptance of the company's products on the Internet, the possibility that the Internet will fail to achieve broad acceptance, the inability of the Company to generate significant licensing revenues, the company's inability to anticipate and adapt to a developing market, the failure of the company's network infrastructure (including its server, hardware and software) to efficiently handle its Internet traffic, changes in laws that adversely affect the company's business, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company's operations, the introduction and development of different or more extensive communities by direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

The Company operations entail a number of variables as a result of the creative nature of the business and industry. The Company researches trends in the industry and then creates cartoons that it believes fill a particular void and or accepts specific developmental assignments for the design of characters. These characters are drafted, reviewed, redesigned and finalized for either internal Company licensing and merchandising programs or as contracted for by special assignment. The Company, by request and/or as a condition of a specific license clause(s), will redraw the cartoons in varied poses, utilization's, etc., to fit defined design considerations as expressed by the Licensee or it can grant the Licensee the right to redraw the character(s) to fit conditions, specifications and or circumstances as granted under the license and as approved by the Company prior to public usage.

Recent Development

The Company completed the installation and began marketing merchandise displaying its cartoon characters through its e-commerce store in 1999. While the store has generated some excitement, initial sales results have not been encouraging. No revenue was generated through the e-commerce store in 1999.

Marketing and Sales

While the Company promotes its products and makes some initial contacts, the success of the Company will be dependent in part upon a number of strategic relationships that the Company is seeking to enter. At present, the Company is in discussions with several companies, both locally and internationally. The amount and timing of resources future strategic partners devote to assisting the Company will not be within the control of the Company. There can be no assurance that strategic partners will perform their obligations as expected or that any revenue will be derived from strategic arrangements. If any of the Company's strategic partners breaches or terminates an agreement with the Company, or otherwise fails to conduct its collaborative activities in a timely manner, the development, commercialization, or marketing of the product, which is the subject of the agreement may be delayed and the Company may be required to undertake unforeseen additional responsibilities or to devote additional resources to development, commercialization or marketing of its products. The inability to enter into strategic relationships or the failure of a strategic partner to perform its obligations could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to negotiate acceptable strategic agreements in the future. Or that the resulting relationships will be successful, or that the Company will continue to maintain or develop strategic relationships, or to replace strategic partners in the event any such relationships are terminated. The Company's failure to maintain any strategic relationship could materially and adversely affect the Company's business, financial condition and results of operations.

The Company has an agreement with The Marvel Entertainment Group, Inc. which is dependent upon factors that are not under or within the Company's control. As a result, the Company will not estimate or project revenues for which it has no basis for determining the soundness of the estimates or related factors comprising same. The Company received a flat payment from The Marvel Entertainment Group, Inc., in 1997 for $25,000.00 as a signing and conditional payment based upon Marvel proceeding under a schedule spread over a three year period, with secondary payments during said term to secure permanent retention of these character groups by Marvel. If the secondary payment schedules are not exercised by Marvel, which include certain revenue totals, these character groups revert back to the Company. After such period, if either Marvel elects, or it has failed to meet certain revenue minimums, the Company can elect to exercise its option to reclaim The Moodies(TM), Hogstturrs(TM) and Tasties(TM). As the performance of Marvel under this international licensing agreement is subject to considerations outside of the Company's control, scheduling, promotion of the indicated cartoon characters and other factors, estimation of revenue results for these character groups has not been included here.

Customers

The Company believes that establishing and maintaining brand identity is a critical aspect of its efforts to attract new customers, Internet traffic and advertising and commerce relationships. In order to attract new customers, advertisers and commerce vendors, and in response to competitive pressures, the Company intends to make a commitment to the creation and maintenance of brand loyalty among these groups. The Company plans to accomplish this, although not exclusively, through advertising its Web site through the various search engines, through other Web sites, marketing its site to businesses/customers through e-mail, online media, and other marketing and promotional efforts.

There can be no assurance that brand promotion activities will yield increased revenues or that any such revenues would offset the expenses incurred by the Company in building its brands. Further, there can be no assurance that any new users attracted to FineLine Properties.com will conduct transactions over FineLine Properties.com. on a regular basis. If the Company fails to promote and maintain its brand or incurs substantial expenses in an attempt to promote and maintain its brand or if the Company's existing or future strategic relationships fail to promote the Company's brand or increase brand awareness, the Company's business, results of operations and financial condition would be materially adversely affected.

Regulatory Environment

Government legislation has been proposed that imposes liability for or prohibits the transmission over the Internet of certain types of information. The imposition upon the Company and other online providers of potential liability for information carried on or disseminated through their services could require the Company to implement measures to reduce its exposure to such liability, which may require the Company to expend substantial resources and/or to discontinue certain service offerings. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could impact the growth of Internet use.

The Company does not believe that such regulations, which were adopted prior to the advent of the Internet, govern the operations of the Company's business nor have any claims been filed by any state implying that the Company is subject to such legislation. There can be no assurance, however, that State government will not attempt to impose these regulations upon the Company in the future or that such imposition will not have a material adverse effect on the Company's business, results of operations and financial condition. Several States have also proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also recently settled a proceeding with one online service regarding the manner in which personal information is collected from users and provided to third parties. Changes to existing laws or the passage of new legislation, could create uncertainty in the marketplace that could reduce demand for the services of the Company or increase the cost of doing business as a result of litigation costs or increased service delivery costs, or could in some other manner have a material adverse effect on the Company's business, results of operations and financial condition. In addition, because the Company's services are accessible worldwide, and the Company may facilitate sales of goods to users worldwide, other jurisdictions may claim that the Company is required to qualify to do business as foreign corporation in particular state or foreign country.

Due to the increasing popularity and use with respect to the Internet or other online services covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Although sections of the Communications Decency Act of 1996 (the "CDA") that, among other things, proposed to impose criminal penalties on anyone distributing "indecent" material to minors over the Internet, were held to be unconstitutional by the U.S. Supreme Court, there can be no assurance that similar laws will not be proposed and adopted. Certain members of Congress have recently discussed proposing legislation that would regulate the distribution of "indecent" material over the Internet in a manner that they believe would withstand challenge on constitution law.

Any new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to the Company's business, could adversely impact on the Company's business. The adoption of new laws or the application of existing laws may decrease the growth in the use of the Internet, which could in turn decrease the demand for the Company's services, increase the Company's cost of doing business or otherwise have a material adverse effect on the Company's business, results of operations and financial condition.

The Company does not believe that such regulations, which were adopted prior to the advent of the Internet, govern the operations of the Company's business nor have any claims been filed by any state implying that the Company is subject to such legislation. There can be no assurance, however, that State government will not attempt to impose these regulations upon the Company in the future or that such imposition will not have a material adverse effect on the Company's business, results of operations and financial condition.



Competition

The Company's competition for its various cartoon characters includes such companies as Disney, Warner Brothers, DIC Entertainment, Mainframe Entertainment, Dreamworks and other internationally known cartoon firms in the forefront of the industry. Due to the already established positioning of these firms as well as their long-standing network television, movie industry, licensing, merchandising arrangements and consumer awareness. These companies, as a result of their long-standing associations and past cartoon successes have developed networks of distribution, advertising support, products in the market, products consistently being aired on television as well as released in major motion picture theaters. As basically self-contained operations which can take a concept or idea all the way from that status through story development, internal character design, storyboards, script, animation, filming and readiness for release (using established distribution channels for the finished product, toy - game and allied product merchandising as well as in place licensing affiliations), these companies have a major edge over Fineline Properteries.com, Inc. As a result of this positioning, the management at the Company does not view these companies as its direct competition in that their (major studios), cartoon properties are considered as established brands.

FineLine Properties.com, Inc. feels that their status does not represent actual direct competition for the Company at this time. Management, based upon an analysis of past industry trends with regard to newer cartoon character groups, feels that the Company's competition stems from less well known cartoon character companies with new cartoon introductions, as this is the theater where direct competition for the Company's character lines will come from. The foregoing is based upon factors such as the competition for licenses with companies looking for new and up and coming cartoons that demonstrate the potential to capture the minds of targeted consumer profiles. As this represents the actual direct competition at this time for the Company, management prepared for this by the development of a broad assortment of different cartoon character types aimed at differing yet overlapping demographic profiles. The foregoing was undertaken and planned for by the Company's development of its broad cross section of cartoon character groups designed to appeal to varied age group categories as well as competitive variables.

The popularity of cartoons as an entertainment, marketing and revenue medium has been demonstrated by the movie industry, the television industry, toy and game industries, software industry and advertising. In 1998, more feature length animated movies were released than at any time in the industry's history. "Mulan", "Out of Egypt", "Antz", "A Bug's Life", "The Rug Rats Movie" are examples of Hollywood's understanding of the universal audience appeal and entertainment value of cartoons. Television is the medium that fueled the foregoing, via prime time programming and the success of such animated series as "The Simpson's", "King of the Hill", "Dilbert" and others. The advertising industry has always known that kids, puppies, kittens and cartoons with their "cute" appeal, have the highest consumer recall factor in commercial focus group tests. Companies such as AT&T with its Michael Jordan Space Jam buddies, the Tasmanian Devil Chevrolet commercials, Warner Brothers use of the Warner Frog to publicize its television programming, and other examples point to the longevity, selling appeal and revenue generation of cartoons.

The Company has understood the foregoing and developed cartoon character groups designed to capitalize upon these variables. Rather than focus upon a single age group segment, the Company has undertaken the development of character group types that either address broad demographic profiles, or attract segments of the market by virtue of the broad character group profiles.

The Company competes with some major companies. Many of these competitors have substantially greater resources than the Company. The Company has identified a niche in the market. Should a larger and better-financed company decide to directly compete with the Company, and be successful in its competitive efforts, the Company's business could be adversely affected.

The market for selling apparel products over the Internet is relatively new, rapidly evolving and intensely competitive, and the Company expects competition to intensify further in the future. Barriers to entry are relatively low, and current and new competitors can launch new sites at a relatively low cost using commercially available software. The Company potentially competes with a number of other companies marketing similar products over the Internet. Competitive pressures created by any of the Company's competitors could have a material adverse effect on the Company's business, results of operations and financial condition. The Company believes the principal competitive factors in its market are volume and selection of goods, population of buyers and sellers, community cohesion and interaction, customer service, reliability of delivery and payment by users, brand recognition, WEB site convenience and accessibility, price, quality of search tools and system reliability. Some of the Company's potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical and other resources than the Company. In addition, other on-line trading services may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of the Internet and other on-line services increases.

Therefore, certain of the Company's competitors with other revenue sources may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to Web site and systems development than the Company or may try to attract traffic by offering services for free. Increased competition may result in reduced operating margins, loss of market share and diminished value in the Company's brands. There can be no assurance that the Company will be able to compete successfully against current and future competitors. Further, as a strategic response to changes in the competitive environment, the Company may, from time to time, make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on its business, results of operations and financial condition.

New technologies and the expansion of existing technologies may increase the competitive pressures on the Company by enabling the Company's competitors to offer a lower-cost service. Certain Web-based applications that direct Internet traffic to certain Web sites may channel users to services that compete with the Company. Although the Company plans to establish arrangements with on-line services and search engine companies, there can be no assurance that these arrangements will be renewed on commercially reasonable terms or that they will otherwise bring traffic to the FineLine Properties.com WEB site. In addition, companies that control access to transactions through network access or Web browsers could promote the Company's competitors or charge the Company substantial fees for inclusion. Any and all of these events could have a material adverse effect on the Company's business, results of operations and financial condition.

Employees

The Company presently employs five full time employees and eleven part-time contract artists, programmers and designers. Three full time employees are working management employees.

The Company's performance is substantially dependent on the performance of its president, Robert Petry. In particular, the Company's success depends on his ability to develop, design and market the company's products.

The Company does not carry key person life insurance on any of its personnel. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its ability to retain and attract highly qualified technical and managerial personnel.

There can be no assurance that the Company will be able to retain its key managerial and technical personnel or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.

Item 2. Description of Property.

The Company holds United States Trademarks and Copyrights for the cartoon characters as described under Copyrights and Trademarks. As indicated in the financial statements, the value(s) of these trademarks and copyrights varies in relationship to the licenses, merchandising and other agreements the Company has or projects with corporations. In the case of estimated value, such is calculated based upon outstanding agreements as well as the revenue generation potentials in accordance with GAAP accounting standards.

Item 3.  Legal Proceedings

None

Item 4.  Submission of matters to a Vote of Security Holders

The Company was incorporated under the laws of the State of Ohio, on January 11, 1988. On or about March 30, 1998 the Issuer filed a Certificate of Merger with the Secretary of State of Nevada pursuant to an Agreement and Plan of Merger and Reorganization executed on February 27, 1998 between FineLine Properties, Inc.
(Ohio) and FineLine Properties, Inc. (Nevada), which was incorporated on January 12, 1998. The Company filed Restated Articles of Incorporation on March 12, 1999, in Nevada, correcting the number of authorized common shares to 20,000,000, which was erroneously stated in the January 12, 1998 filed Articles. By this merger, the Issuer effected a re-domiciling of the Company to the State of Nevada. The Company in accordance with Section 78.250 of the Nevada Revised Statues and as a result of the majority consent of shareholders executed on February 27, 1999 changed the name of the Company from FineLine Properties, Inc. to FineLine Properties.com, Inc.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock is traded on the OTC Bulletin Board, a service provided by the NASDAQ Stock Market Inc., under the symbol, "FNLN". The NASDAQ Stock Market has implemented a change in its rules requiring all companies trading securities on the OTC Bulletin Board to become reporting companies under the Exchange Act of 1934.

The following table sets forth for the periods indicated the high and low bid prices for the common stock as reported each quarterly period within the last two fiscal years on the OTC Bulletin Board. The prices are inter-dealer prices, do not include retail mark up, mark down or commission and may not necessarily represent actual transactions.


                                                Common Stock

         1998                               High              Low

         First Quarter                      n/a               n/a
         Second Quarter                     n/a               n/a
         Third Quarter                      n/a               n/a
         Fourth Quarter                    $2.12             $.37


         1999                               High              Low

         First Quarter                     $3.50             $.27
         Second Quarter                    $1.44                 $.28
         Third Quarter                     $1.34                 $.19
         Fourth Quarter                     $.75             $.30


During the last two years, no dividends have been paid on the Company's stock and the Company does not anticipate paying any cash dividends in the foreseeable future. Although it is the Company's intention to utilize all available funds for the development of the Company's business, no restrictions are in place that would limit or restrict the ability of the Company to pay dividends.

Recent Sales of Unregistered Securities

None.

Item 6.           Management's Discussion and Analysis or Plan of Operation

The following discussion should be read together with the consolidated financial statements of FineLine Properties.com, Inc. and the notes to the consolidated financial statements included elsewhere in this Form 10-KSB.

The following discussion contains certain forward-looking statements regarding FINELINE'S expectations for its business and its capital resources. These expectations are subject to various uncertainties and risks that may cause actual results to differ significantly from these forward-looking statements. FOR A DISCUSSION OF CERTAIN LIMITATIONS INHERENT IN SUCH STATEMENTS, SEE "FORWARD-LOOKING STATEMENTS" BELOW.

GENERAL

For a discussion of the history and development of FineLine Properties.com, Inc., see the "General" discussion above. The Company continues to pursue major licensing opportunities and strategic alliances that will allow the Company to generate revenues from the products it has created. It also continues to explore and develop new character groups.

RESULTS OF OPERATIONS

Because of its continuing development of characters and character groups, FineLine had no revenue in 1999 and had expenses of $814,421. Roughly 68% of those expenses went to selling, general, and administrative cost including trademarks. The result of operation in 1999 was a loss of $814421. This resulted in a loss of earnings per share of $.06.

SALES, GENERAL AND ADMINISTRATIVE

Sales expenses reflect an increase in marketing efforts and travel directly related to the establishment of a presence in the cartoon business and increased licensing activities. Legal fees related to obtaining trademark protection increased as more characters and character groups were added to the Company's inventory of available characters. The Company had no current liabilities at the end of 1999.

INCOME TAX LOSSES

The company has net operating losses of $1,857,856. The losses are due to expire for tax purposes $512,034 in tax year 2012, $696,401 in tax year 2013 and $649,421 in tax year 2014. The Company's realization of the value of these tax losses depends on generating future taxable income. The Company will need to achieve a minimum annual taxable income, before deduction of operating loss carryforwards can be utilized. We believe this is achievable, with our current inventory and continued introduction of new characters.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a net loss of $814,421 for the year ended December 31, 1999 against no revenue for the same period. In order to maintain current levels of operations, the Company will need to secure additional funding sources to meet its operating expenses. Such funding sources may include, but are not limited to, private placements of common or convertible equities, placement of debt with banks, private or public investors, or other lending institutions.

The Company believes that through a combination of outside sources of capital and revenues generated from licensing arrangements it will have sufficient sources of capital to meet its operating needs. However, any substantial delays in receipt of or failure to obtain such capital may prevent the Company from operating as a going concern, given its limited revenues and capital reserves.

CAUTIONARY STATEMENTS AND RISK FACTORS

Several of the matters discussed in this document contain forward-looking statements that involve risks and uncertainties. Factors associated with the forward-looking statements that could cause actual results to differ from those projected or forecast are included in the statements below. In addition to other information contained in this report, readers should carefully consider the following cautionary statements and risk factors.

WE HAVE EXPERIENCED, AND MAY CONTINUE TO EXPERIENCE, 0 REVENUES DUE TO DELAYS IN CONSUMATING LICENSING AGREEMENTS. While licensing opportunities continue to be sought, the Company cannot be certain that it will be able to consummate theses agreements and if it can when the revenues from these agreements will be received.

IF WE ARE UNABLE TO RAISE ADDITIONAL FUNDS, WE MAY BE REQUIRED TO DEFER NEW CHARACTER GROUPS AND REDUCE OVERHEAD SIGNIFICANTLY. We continue in negotiations with agents and potential licensee; however in 1999 no revenues were generated from any licensing arrangements pursued by the Company. We believe we will need additional funding in order to continue character development and promotion. If we are unable to generate licensing revenues in a timely manner we will need to raise additional funds through the sale of equity or debt securities in private or public financing or through strategic partnerships in order to meet our needs and achieve profitability. There can be no assurance that such alternate funds can be obtained or, if obtained that they will be available on favorable terms.

WE HAVE A LIMITED OPERATING HISTORY UPON WHICH YOU CAN EVALUATE OUR POTENTIAL FOR FUTURE SUCCESS. We began to create and introduce our characters and services during the later part of 1998. Although we initially generated limited revenue from operations, we have a very limited operating history on which you can evaluate our potential for future success. Rather than relying on historical financial information to evaluate our Company, you should evaluate our Company in light of future potential should one of our characters or character groups become a successful force in the marketplace and complications typically encountered by early-stage businesses, many of which will be beyond our control. Early-stage businesses commonly face risks such as the following:

o        lack of sufficient capital,
o unanticipated problems, delays, and expenses relating to product development and implementation,
o        licensing and marketing difficulties,
o        competition,
o        uncertain market acceptance of products and services.

THE LOSS OF ANY OF OUR KEY EXECUTIVES OR OUR FAILURE TO ATTRACT, INTEGRATE, MOTIVATE AND RETAIN ADDITIONAL KEY EMPLOYEES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS. Our success depends to a large degree upon the skills of our senior management team and key employees and upon our ability to identify, hires. The loss of any of our key executives or the failure to attract, integrate, motivate, and retain additional key employees could have a material adverse effect on our business. We may be unable to retain our existing key personnel or attract and retain additional key personnel. We depend particularly upon the services of Robert Petry, our Chief Executive Officer and President.

FLUCTUATIONS IN OPERATING RESULTS MAY RESULT IN UNEXPECTED REDUCTIONS IN REVENUE AND STOCK PRICE VOLATILITY. We operate in an industry that is subject to significant fluctuations in operating results from quarter to quarter, which may lead to unexpected reductions in revenues and stock price volatility. Factors that may influence our quarterly operating results include:

o the introduction financially successful cartoon characters by us and our competitors;

o      our ability to produce and market are cartoon characters; and

o      our ability to create appealing cartoon characters.

TO DEVELOP PRODUCTS THAT CONSUMERS DESIRE, WE MUST MAKE SUBSTANTIAL INVESTMENTS IN RESEARCH AND DEVELOPMENT TO KEEP UP WITH THE CHANGES TYPICAL OF OUR INDUSTRY. The entertainment and promotions markets are subject to changes in types and delivery of entertainment and promotions. To develop financially successful characters, we must continually research the marketplace and attempt to foresee what character and character groups will be appealing to our customer. We cannot be certain we will have the creativity and foresight coupled with the financial and technical resources to hit the marketplace with the right characters at the right time. In order to be successful we will make substantial investments in creative talent, research and development. All of this expenditure comes before any revenues these characters may generate is realized.

OUR PROPRIETARY CHARACTERS AND CHARACTER GROUPS MAY NOT BE ADEQUATELY PROTECTED FROM UNAUTHORIZED USE BY OTHERS, WHICH COULD INCREASE OUR LITIGATION COSTS AND ADVERSELY AFFECT NET REVENUES. Our ability to compete with other cartoon creators depends in part upon our creativity and the protection of the use of our creative product.. Unauthorized use by others of our characters and character groups could result in an increase in competing products and a reduction in our licensing revenues. We rely on trademark and copyright laws to protect our characters. We cannot be certain, however, that these precautions will provide meaningful protection from unauthorized use by others. If we must pursue litigation in the future to enforce our intellectual property rights, we may not prevail and will likely make substantial expenditures and divert valuable resources. In addition, many foreign countries' laws may not protect us from improper use of our characters overseas. We may not have adequate remedies if our proprietary rights are breached.

IF OUR PRODUCTS INFRINGE ANY PROPRIETARY RIGHTS OF OTHERS, A LAWSUIT MAY BE BROUGHT AGAINST US THAT COULD REQUIRE US TO PAY LARGE LEGAL EXPENSES AND JUDGMENTS AND REDESIGN OR DISCONTINUE A CHARACTER OR CHARACTERS. We believe our characters do not infringe any valid existing proprietary rights of third parties. Any infringement claims, however, whether or not meritorious, could result in costly litigation or require us to enter into royalty or licensing agreements. If we are found to have infringed the proprietary rights of others, we could be required to pay damages, redesign character or discontinue their use. Any of these outcomes, individually or collectively, could have a material adverse effect on our business and financial condition.

WE WILL FACE ADDITIONAL RISKS AS WE EXPAND INTO INTERNATIONAL MARKETS. We plan to further expand our services to international markets. Expanding into overseas operations may cost more than we expect. We also may be unsuccessful in expanding our presence in international markets, and we might lose all or part of our investment in those operations. As we expand into international operations, we will be increasingly subject to various risks associated with international operations. These risks include the following:

o        management of a multi-national organization,
o compliance with local laws and regulatory requirements, as well as changes in those laws and requirements,


o        restrictions on the repatriation of funds,
o        employment and severance issues,
o        overlap of tax issues,
o        the business and financial condition of any overseas business partners,
o        political and economic conditions abroad, and
o        the possibility of
                  - currency controls,
                  - exchange rate fluctuations, or
                  - changes in tax laws, tariffs, and freight rates.

While all of our expansion into foreign markets will be with a licensing agent already working in those markets, our inability to manage these and other risks effectively could increase our expenses or decrease our opportunities to generate revenue.


FORWARD-LOOKING STATEMENTS

This report on Form 10-KSB includes "forward-looking statements" within the meaning of SECTION 27A of the Securities Act of 1933 and SECTION 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of our existing capital resources and our ability to raise additional capital to fund cash requirements for future operations, (ii) uncertainties involved in the rate of growth and acceptance of our characters and character groups, (iii) volatility of the stock market, particularly within the entertainment and promotion sector, and the ability to use our capital stock as a currency for acquisitions, and (v) general economic conditions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot give any assurance that such expectations reflected in these forward-looking statements will prove to have been correct.

We cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-KSB after the date of this report.




Item 7.           Financial Statements







                          INDEPENDENT AUDITOR'S REPORT



Board of Directors                                                July  10, 2001
FineLine Properties.com, Inc.(The Company)
Las Vegas, Nevada 89104

         I have audited the Balance Sheet of FINELINE PROPERTIES.COM, INC., (A Development Stage Company), as of December 31, 1999 and the related Statements of Operations, Changes in Stockholders' Equity, and Cash Flows for the year then ended and the Period January 11, 1988 (Date of Inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on those financial statements based on my audit. The financial statements of FINELINE PROPERTIES.COM, INC. as December 31,1997 were audited by other Independent Accountants whose report dated March 15, 1998 is reproduced in Footnote 7 to these financial Statements. The financial statements of FINELINE PROPERTIES.COM, INC. as of December 31, 1998 were audited by yet other Independent Accountants whose report is also reproduced in Footnote 7. My opinion insofar as it relates to the amounts included from December 31, 1997 and December 31, 1998 is based solely on these reports.

         I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit and the reports of the other auditors provide a reasonable basis for my opinion.

         In my opinion, the financial statements referred to above present fairly in all material respects, the financial position of FINELINE PROPERTIES.COM, INC. (A Development Stage Company) as of December 31, 1999, and the results of its operations, changes in stockholders' equity and cash flows for the period January 11, 1988 (Date of Inception) to December 31, 1999 and the year ended December 31, 1999 in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had limited operations and has not established a long-term source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Malcolm L. Pollard,CPA

                          FINELINE PROPERTIES.COM,INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                      AS OF
                                December 31, 1999

                                     ASSETS

CURRENT ASSETS

Cash                                                                    $2,074

                                                              -----------------
Total Current Assets                                                    $2,074

PROPERTY AND EQUIPMENT

Furniture and Fixtures                                                 344,524
Equipment                                                               25,869
Leasehold Improvements                                                   5,556
Accumulated Depreciation                                              (149,360)

                                                              -----------------
Total Property and Equipment                                          $226,589

OTHER ASSETS

Trademarks                                                           1,880,000
Other Intangible Assets                                                 47,323
Organization Costs net of Amortization                                   1,500

                                                              -----------------
Total Other Assets                                                  $1,928,823

     TOTAL ASSETS                                                   $2,157,486
                                                              =================


                             LIABILITIES AND EQUITY

CURRENT LIABILITIES                                                          $0

LONG TERM LIABILITIES
Due Stockholders                                                        758,127

                                                                       ---------
Total Long Term Liabilities                                             758,127

EQUITY

Common Stock, no par value, authorized 20,000,000 shares              3,982,999
issued and outstanding at December 31, 1999 ,16,698,106 common shares of which 13,245,941 are restricted

Preferred Stock, $.001 par value, authorized 1,000,000 shares
None issued                                                                   0

Retained Earnings (Deficit accumulated during development
 stage)                                                              -2,583,640
                                                                     ----------
Total Stockholders' Equity                                            1,399,359

   TOTAL LIABILITIES AND EQUITY                                       2,157,486



                 See accompanying notes to financial statements

                          FINELINE PROPERTIES.COM,INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   FOR PERIOD
          January 11,1988 (Date of Inception) to December 31,1999 and
                           Year Ended December 31,1999

                                            January 11, 1988
                                                (Date of
                                              Inception) to        Year Ended
                                             December 31,1999   December 31,1999
                                             ----------------   ----------------
REVENUE                                             $22,544              $0

COSTS AND EXPENSES
Selling, General, and Administrative              1,314,866         558,297
Officers' Salaries                                  639,410         165,000
Depreciation                                        149,360          74,850
Amortization of Intangibles                         502,548          16,274
                                                 ----------        --------
             Total Costs and Expenses             2,606,184         814,421
                                                 ----------        --------
              Net Ordinary (Loss) or Income     -$2,583,640       -$814,421
                                                -----------        --------

Weighted number of  shares
 outstanding                                      9,175,580      12,921,791

(Loss) Earnings per share                            -$0.28          -$0.06


                 See accompanying notes to financial statements

                          FINELINE PROPERTIES.COM,INC.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   FOR PERIOD
         January 11, 1998 (Date of Inception) to December 31, 1999 and
                          Year Ended December 31, 1999

                                                                                Deficit
                                                                                Accumulated
                                                  Common                        During                Total
                                                  Stock                         Development           Stockholders'
                                                  Shares         Amount         Stage                 Equity
                                                  ------         ------         -----                 ------
Common Stock Issued for Service
January 11, 1988                               3,000,000        $540,000                             $540,000

Acquisition of Wedge @TM
Trademark , May 26, 1996                          80,000         200,000                              200,000

Acquisition of Moodies@TM,
Taste Buddies@TM,and Lottery @TM
Trademarks and Services
May 26, 1996                                   1,075,000       2,150,000                            2,150,000

Issued for Services in 1997                      434,790         108,662                              108,662

Issued for Cash 1997                              22,040          55,100                               55,100

Issued for Cash 1998                           4,533,647         249,779                              249,779

Net Loss January 11, 1988
(Inception) to
December 31, 1998                                                                -1,769,219        -1,769,219
                                              ----------       ---------         ----------        ----------
Balances at December 31, 1998                  9,145,477       3,303,541         -1,769,219         1,534,322

 Issued for Cash 1999                            602,379         426,155                              426,155

Issued for Services 1999                       6,950,250         253,303                              253,303

Net Loss Year Ended December 31, 1999                                              -814,421          -814,421
                                              ----------      ----------        -----------         ---------
Balances at December 31, 1999                 16,698,106      $3,982,999        -$2,583,640         1,399,359


                 See accompanying notes to financial statements

                          FINELINE PROPERTIES.COM,INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

         January 11, 1988 (Date of Inception) to December 31, 1999 and
                          Year Ended December 31, 1999

                                                                  January 11, 1988
                                                                     (Date of
                                                                     Inception)            Year Ended
                                                                to December 31, 1999    December 31, 1999
                                                                --------------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Cash received from Customers                                         $22,544                     $0

 Cash paid to suppliers and employees                                 579,358                304,993

                   Cash disbursed for operating activities            579,358                304,993

                   Net cash( deficit) flow provided by               -556,814               -304,993
                     operating activities
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of Fixed Assets                                               3,399                  3,399


                   Net Cash used by Investing Activities               -3,399                 -3,399


CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of Capital Stock                                            675,934                426,155
 Advances (Payments to ) from Shareholders                           -113,647               -116,147


                   Net cash provided by financing activities          562,287                310,008

                   Cash and Cash Equivalents beginning
                   of  period                                               0                    458
                   Net Increase ( decrease) in cash                     2,074                  1,616

                   Balance at end of period                            $2,074                 $2,074


                 See accompanying notes to financial statements

                          FINELINE PROPERTIES.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1- HISTORY AND ORGANIZATION OF THE COMPANY

         The Company was organized January 12, 1988 ( Date of Inception) under the laws of the State of Ohio as Fine line Properties, Inc. The Company has had limited operations and in accordance with SFAS #7, the Company is considered a development stage company. On or about March 30, 1998, the Company effected a merger with FineLine Properties, Inc., a company organized under the laws of the state of Nevada (January 12, 1998) . Fine line Properties, Inc. had no assets or liabilities at the time of merger. The Company redomiciled its location to the state of Nevada and changed its name to FINELINE PROPERTIES.COM, INC. The Company is authorized to issue 20,000,000 shares of its $.001 par value Common Stock as of December 31, 1999. Subsequently the stockholders authorized increases to Common Stock to 30,000,000 shares in 2000 and 40,000,000 in 2001. The Company is authorized to issue 1,000,000 shares of its $.001 par value preferred stock.

         The Company has 16,698,106 shares of its Common Stock issued and outstanding as of December 31, 1999 : 13,245,941 of these shares are restricted.

         There have been other issues of Common Stock in 2000 and 2001. There have been no issues of Preferred Stock.



NOTE 2- ACCOUNTING POLICIES AND PROCEDURES

         Accounting policies and procedures have not been determined except as follows:

     1. The company uses the accrual method of accounting, recognizing expenses when incurred and recognizing revenue when services are provided and the Company is reasonably sure of collection.

     2. Cost of organization. $2,500 has been capitalized and is being amortized over five years.

     3. Basic earnings per share is computed using the weighted average number of shares of common stock outstanding.

     4. The Company had not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

     5. The Company had experienced losses during its last three fiscal years with the result that there is no provision for federal income taxes. The Company will review its need for a provision for federal income tax after each operating quarter. The company has net operating losses of $1,857,856 . The losses are due to expire for tax purposes $512,034 in tax year 2012, $696,401 in tax year 2013 and $649,.421 in tax year 2014. The Company has not currently filed any tax returns but expects to be current in its filing by July 31, 2001.

     6. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities as at the date of the financial statements and revenues and expenses for the period reported. Actual results may differ from those estimates.

     7. The Company had not yet adopted certain accounting policies. The effects of not adopting these policies are deemed to insignificant and immaterial.

     8. The Company's Statement of Cash Flows is reported using cash (currency on hand and demand deposits) and cash equivalents (short-term, highly liquid investments). The Company's Statement of Cash Flows is reported utilizing the direct method of reporting cash flows.

     9. Intangible costs such as trademarks and fixed assets were acquired by issuance of the Company's common stock and recorded at their estimated fair market value at the time of acquisition. Other intangible costs are being amortized over sixty months. The Company wrote down the value of trademarks during 1998 through an amortization charge of $470,000. The Company has elected not to amortize the trademarks further until a revenue stream has been established to match the amortization of the trademarks. The company has elected to depreciate its plant and equipment over sixty months (the estimated useful lives of the assets) utilizing straight-line methods of depreciation. There has been $149,360 of depreciation recorded from inception through December 31, 1999 and $74,850 recorded for the year ended December 31, 1999.

     10. On June 17, 1998 the Board of Directors decided to write off the Company's inventory of products acquired previously due to accounting and value considerations. An analysis of future cash flows for the inventory determined that these products were impaired. Accordingly, the Company wrote off the inventory to reflect expected cash flows, estimated to be zero for these assets.

     11. The Company was inactive until May of 1996 and had no revenue or expenses prior to January 1, 1997.

     12. Management assigned amounts to noncash services and acquisitions based on fair market value of the services and acquisitions.

     13. Management has adopted SFAS 121 and will review its inventories, long lived assets and intangible assets for significant factors which would require an evaluation of impairment to those assets.




NOTE 3-GOING CONCERN

                  The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, however, has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. To date , the Company has directed its efforts to the development of uniqueness and characteristics for its holdings. Company officials have also been engaged in discussions and negotiations with potential strategic alliance partners.

NOTE 4- RELATED PARTY TRANSACTIONS

         The officers and directors of the Company are involved in other business activities and may in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolutions of such conflicts. The Company has paid family members of officers and directors to perform services for the Company. The amounts are in line with the value of the services performed and are not considered material. During 1999 the Company issued 6,000,000 shares of its Common Stock to its chief executive officer, an additional 288,000 shares of its Common Stock to an entity controlled by the chief executive officer, and 192,000 shares of its common stock to an entity controlled by a director of the company. These issues were for trademark development and consulting services. In addition the outside directors of the company received 20,000 shares of Common Stock for their services as directors.

NOTE 5- LONG TERM OBLIGATIONS

         The Company leases real property at 110 W Main Street, Kent, Ohio. Rent was paid in the amount of $5,000 for the year ending December 31, 1999.

         The Company owes two officers/shareholders of the Company a total of $758,127 in accrued salaries payable and inventory purchase. It will be the policy of Management to retire these legitimate and recognized obligations in such a time and manner as when the Company's Board of Directors has determined that the Company has achieved profitability to the extent that the repayment schedule will not severely impair or adversely affect the Company's cash flow. As such, these liabilities are presented in the financial statements as long-term.


NOTE 6-CERTAIN TRANSACTIONS

         On January 11, 1998 the Company issued to its founders three Million (3,000,000) shares Common stock valued in the aggregate herewith at Eighty-one Thousand Three Hundred Seventy-one dollars ($81,371). On May 26, 1996 the Company issued Eighty Thousand (80,000) shares of Common stock as consideration for the acquisition of the trademark and rights to a product called the Wedge@TM valued at Two Hundred Thousand dollars ($200,000). Additionally on the same day, the Company issued One Million Seventy-five thousand (1,075,000) shares of Common stock as consideration for the acquisition of trademarks and rights to cartoon characters called The Moodies@TM and The Taste Buddies @TM as well as certain lottery trademarks and services and inventories related thereto, the trademarks, rights, and services being valued in the aggregate at Two Million Seven Hundred Twenty-one Thousand None Hundred Eighty-three dollars ($2,721,983.00), with $371,983 of that amount being applied to the acquisition of certain assets and expenses. Management has chosen to recognize the value of the trademark assets as constituting $2,350,000 of the $2,721,983 in its financial statements. On April 30, 1997, the Company issued Four Hundred Thirty Four Thousand Seven Hundred Ninety (434,790) shares of Common stock as consideration for certain services which had been or were to be rendered, these services being valued at One Hundred Sixty Thousand Three Hundred Twenty-one dollars ($160,321). On January 4, 1999 the Company issued 3,400,000 shares of Common Stock for certain trademark and business development valued by the Board of Directors at one dollar ($1). Also on January 4, 1999 the Company issued 20,000 shares of Common Stock to two outside directors for Director fees valued by the Board of Directors at two thousand dollars ($2,000). On June 22, 1999 the Company issued 250 shares of its Common Stock for computer services valued by the Board of Directors at two hundred and fifty dollars ($250). On August 10,1999 the Company issued 2,600,000 shares of its Common Stock for trademark development valued at one dollar ($1) by the Board of Directors. On August 31, 1999 the Company issued 480,000 shares of its Common Stock for web site development work valued by the Board of Directors at two hundred fifty thousand dollars ($250,000). On October 15, 1999 the Company issued 4,000 shares of its Common Stock for trademark work valued by the Board of Directors at one dollar ($1). On December 20, 1999 the Company issued 400,000 shares of Common stock for creative work valued by the Board of Directors at eight hundred dollars ($800).

NOTE 7- OTHER ACCOUNTANTS

The financial statements as of December 31, 1997 were audited by another Independent Accountant whose report dated March 15, 1998 was as follows:

We have audited the accompanying balance sheets of Fine line Properties, Inc. as of December 31, 1997 and the related statements of earnings, shareholders' equity and cash flows for the period then ended. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements. An audit as such includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fine line Properties, Inc. as of December 31, 1997 and the results of their operations and their cash flows for the period then ended in conformity with generally accepted accounting principles.

Terance L. Kelley, CPA

The financial statements as of December 31, 1998 were audited by yet another Independent Accountant whose report dated September 22, 1999 was as follows:

I have audited the Balance Sheet of Fine Line Properties.com,Inc. ( A Development Stage Company), December 31, 1998, and the related statements of Operations, Stockholders' Equity and Cash Flows for the year ended December 31, 1998 and the period January 11, 1999 (Date of Inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of FineLine Properties,com,Inc.as of December 31, 1997 were audited by other auditors whose report dated March 15,1998 insofar as it relates to the amounts included from December 31, 1997 is based solely on the report of the other auditors.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. I believe that the audit and the report of other auditors provide a reasonable basis for our opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FineLine Properties.com, Inc. (A Development Stage Company), as at December 31, 1998, and the results of its operations and cash flows for the period January 11, 1988 (Date of Inception) to December 31, 1998 and the period ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, The Company has had limited operations and has not established a long term source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

James E. Slayton, CPA

NOTE 8- SUBSEQUENT EVENTS

Between January 1, 2000 and April 27, 2001 the Company issued an additional 19,401,133 shares of Common Stock which 6,015,000 were issued for services.



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act.

Our directors and executive officers and their ages as of December 31, 1999 are as follows:

Name                         Age                Position

Robert V. Petry              54                 Chairman  of  the
                                                Board, President

Carl White.                  44                 Director, Vice
                                                President

Sidney Rudick                64                 Secretary of
                                                Board, Vice President


Robert V. Petry

1969 - 1975, President, Growth Opportunities, Inc., Kent, Ohio. Owned and operated a financial, investment company which assisted individuals in opening store and mall based business of various types for an equity position. He created business financing measures, bank loan assistance and document preparations, and equity partnerships and lease negotiations. The company employed seven people and grew from an initial one outlet to ownership participation in over 20 business operations in the immediate region. During its operations, the company helped to finance and open over 43 businesses.

1975 - 1988, President, RVPetry Enterprises, Inc., Kent, Ohio. Owned and operated this real estate investment company which located and financed various real estate ventures in the Kent, Fairlawn areas on a company owned and well as multi partnership basis for varied speculation, income, growth and tax shelter variables in differing percentages of ownership. The company brought, sold and owned properties ranging from farms to small mall outlets and both single and multi-residential properties under varied methodologies and participation levels.

1988 - Present, President, FineLine Properties, Inc., Fairlawn, Ohio. Established using the resources of RVPetry Enterprises, Inc., FineLine became a cartoon development company in its own right after participating as a financial resource for various companies needing start up capital and management expertise. The company acquired the rights to various cartoon characters that it utilized to transform its operations to full time cartoon creation and development company.

His duties with the Company are defined in the Company By-laws as follows:

         Section 3. President. The President shall be the chief executive officer of the Corporation and, subject to the control of the Board of Directors, shall control all business affairs of the Corporation including, but not restricted to, routine purchasing of inventory, sales and marketing strategies pursued, hiring and firing of employees of the Corporation, determination of salaries of employees, risk management, etc. and the devolution of any of these duties to subordinates as he or she deems necessary and appropriate. He or she shall execute the decisions of the Board of Directors in a timely manner, or on any other relevant corporate matter, as Directors or any Director shall dictate, within the bounds of these By-laws.

         Section 7. Chairman of the Board of Directors. The Chairman of the Board of Directors shall preside at all meetings of the Corporation or adjournments thereof. The Chairman of the Board shall be elected by, and serve exclusively at the discretion of, the Board of Directors, and shall serve a term co-incident with that of all other Board members. The Chairman of the Board of Directors shall be the spokesperson for the Board of Directors, unless he or she assigns this duty to another Director. The Chairman of the Board of Directors shall have no special powers other than those explicitly described in this Article.

         In October 1998, counsel for the United States Securities and Exchange Commission (the "Commission") advised Mr. Robert V. Petry in writing that the staff of the Commission had made a preliminary determination to recommend to the Commission that it authorize the staff to file a civil enforcement action against Robert V. Petry in an appropriate United States District Court for violations of Section 5 of the Securities Act of 1933 seeking injunctive relief, disgorgement, penalties and prejudgment interest. The staff's recommendation is based on Robert V. Petry's alleged actions in connection with Interactive Multimedia Publishers, Inc. including among other things his direct or indirect sales of securities of IMP when no registration statement was in effect as to IMP's securities. Mr. Petry received 450,000 unregistered shares of IMP common stock for introducing the President of IMP to a third party, who acted as a stockbroker for the company. Mr. Petry subsequently sold these unregistered shares through his own nominee accounts. In November 1999, Final Judgment of Permanent Injunction and Other Relief as to Robert Petry was rendered by the United States District Court for the Northern District of Ohio, Eastern Division, and Mr. Petry was ordered to pay a small civil penalty for the sale of these shares.

Carl White

1977 - 1982, Producer, Director of Prime Time Programming, Major Market Video Productions, Inc., Long Beach, California.

Responsible for the selection properties as well as editing of purchased properties for cable television broadcast in the Southern California region. Supervised a staff of eight employees in the production department and reported directly to the Vice President of Program Development / Marketing of the company. Duties included serving on the finance committee and interfacing with the editing department as well as outside contact with cable companies. Attended and organized trade show participation, presentations and assisted in marketing program development and implementation.

1982 - 1984 Distribution Manager, First Tell, Inc., Hollywood, California. Organized and arranged the distribution of video properties in the Western Region of the United States, California, Nevada, Colorado, Washington, New Mexico and Utah, to cable television stations of video programming as well as selected movies. Opened up markets in Utah, Washington and New Mexico for the distribution of product, as well as expansion of the company's programming lines to include movies.

1983 - Present, Co-Owner Belmont Heights Manor, Long Beach, California Assisted in the founding of a senior care facility with his mother Mrs. White who secured financing and backing to set up the first 8 person care unit which remained in operation for six years before moving to the present location which maintains and cares for 34 patients. Licensed by the State of California, Belmont Heights Manor has established a reputation for personal care of its residents that has enabled it to secure a clientele of higher income retirees thereby permitting the company charge rates which allow the operation to maintain its high standards.

1996 - Present, Director FineLine Properties.com, Inc. A member of the Board of Directors, Mr. White serves the Company in the capacity as follows:

         Section 1. By-Laws, Nominative Offices. The named offices of the Board of Directors shall be that of a President, a Treasurer, and a Secretary. A single Director may hold more than one named office, but not more than two. Such Directors as do not hold a named office shall be called and considered Members-at-Large of the Board of Directors.

Sidney Rudick

1946 - 1950, Furniture Manager, Hearn's Department Store, Bronx, New York. Began as a trainee working various departments within the department store and was promoted to Manage the furniture and furnishings department after two years. Reported directly to the Floor Manager.

1950 - 1955, Electronics and Furnishings Manager, R.H. Macy's, Manhattan, New York. Managed these departments at Macy's Herald Square location in Manhattan. Responsibilities included personnel management, inventory and promotional venues. Increased floor revenues per square foot to equal the higher volume cosmetics and personal beauty aids departments. Oversaw a department of 24 people.

1955 - 1962, Sales Manager, Montgomery & Company, New York, New York. Started in one of the first retail carpet operations in the United States servicing both business and residential locations. Prior to this, carpet was sold and installed by the mills themselves through their outlets. Directed efforts and a sales force that established regional accounts as well as supplier relationships with the various mills.

1962 - 1993, President, Carpet & Draperies, New York, N. Y. and Fort Lauderdale, Florida Founder of this home decoration and installation business which services the Dade and Broward Country regions of Southern Florida. The company grew from a one-person establishment to become the leader of carpet and drapery retailing installations in the state of Florida during 1984 through 89. Pioneered various retail advertising placement/display ads that enabled the company to obtain the sales volume to accomplish the foregoing.

1996 - Present, Secretary - Treasurer - Director, FineLine Properties, Inc., Fairlawn, Ohio. Serves as a member of the Board of Directors in the capacity of Secretary and Treasurer. Responsibilities include the defined duties for these positions as contained in the Corporate By-laws, as:

         Section 5. Secretary. The Secretary shall: (a) keep the minutes of the proceedings of the shareholders and the Board of Directors; (b) see that all notices are duly given in accordance with the provisions of these By-laws or as required by law; (c) be custodian of the corporate records and of the seal of the Corporation; (d) keep a register of the post office address of each shareholder which shall be furnished to the Secretary of each shareholder; (e) sign, with the President, certificates for shares of the Corporation which have been authorized by the Board of Directors or the shareholders; (f) have general charge of the stock transfer books of the Corporation; and (g) in general perform all duties incident to the office of Secretary and such other duties as from time to time may be assigned to him or her by the Chairman or Board of Directors.

         Section 6. Treasurer. The Treasurer shall (a) have custody of and be responsible for all funds and securities of the Corporation; (b) receive and give receipts for all money due and payable to the Corporation, and deposit all such moneys in the name of the Corporation in such banks or other depositories as shall be designated by the Board of Directors; and (c) in general perform all of the duties incident to the office of the Treasurer and which may be assigned to him or her from time to time by the Chairman of the Board.


Compliance with Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ. There has been no change in ownership of officers, directors or ten-percent holders since origninally filed.

Item 10.          Executive Compensation.

Summary Compensation Table

The following table sets forth the compensation paid to the Company's chief executive officer and each of the other executive officers of the Company who received compensation.

                                                                                                     Long-Term
                                                                                                    Compensation
                                      Annual Compensation                                            Securities
                                      -------------------                          Other Annual      Underlying
Name and Principal Position          Year           Salary            Bonus        Compensation      Options (#)
 ---------------------------         ----           ------            -----        ------------      -----------
Robert V. Petry,                     1999           90,000             -0-             -0-              -0-
President and Chief Executive
Officer, Chairman of Board

Carl White                           1999           55,000             -0-             -0-              -0-
Vice President, Director

Sidney Rudick
Vice President, Director             1999           55,000             -0-             -0-              -0-



Employment Arrangement

The Company entered into five-year employment agreement with Robert Petry effective June 1, 1996 and other executives. The agreements require each of these individuals to devote their entire productive time, ability and attention to the business of the Company during the term of the agreement. As of the date of this agreement, they provide for the payment of a base salary of $90,000.00 to Mr. Petry, with the aforementioned salary from the date of these agreement until deferred until January 1, 2000. During the indicated period Mr. Petry is paid expenses only for business directly associated with the administration and running of the Company. The agreement also provides for automatic adjustments to base salary and cash bonuses from the Company upon the satisfaction of certain performance goals based upon gross sales by the Company during a rolling 12 month period. Employment agreement between the Company and Mr. White and Mr. Rudick call for these individuals to be compensated at the rate of $55,000.00 as base salary with performance options starting in January 2000.

Director Compensation

There were no arrangements pursuant to which any director of the Company was compensated for any service provided as a director. In addition, no such arrangement is contemplated for the foreseeable future, as the Company's only directors are its current executive officers.

Information Concerning Stock Options

The Company issued three (3) Stock Purchase Warrants for each share sold during its 504 Offering. These Warrants represent 234,045 shares of Common Stock (the "Warrants"). These Warrants are exercisable at $2.50 per share on or prior to November 28, 1999, the expiration date of the Warrants. The Company may call the Warrants for exercise, on fifteen (15) days notice if not exercised by the shareholder(s) prior to the expiration of the fifteen (15) days notice period should the average closing bid price for the Company's Common Stock is equal to or greater than $3.00 per share of Common Stock for any consecutive period of ten (10) consecutive trading days. No Warrants had been exercised as of December 31, 1999.

Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management.

The following table sets forth, as of December 31, 1999, the beneficial ownership of the Company's Common Stock by (i) the only persons who own of record or are known to own, beneficially, more than 5% of the Company's Common Stock; (ii) each director and executive officer of the Company; and (iii) all directors and officers as a group. Unless otherwise indicated, each such person has the sole voting and investment power with respect to the shares owned. The address of each person listed is in care of FineLine Properties.com, Inc., 110 South Water Street, Kent, Ohio 44240.

                                                                      Percent of
Name                            Number of Shares       Outstanding Common Stock

Robert V. Petry                  9,467,000(1)                    57%
Carl White                          20,000                      .01%
Sidney Rudick                       20,000                      .01%

Officers  and  Directors
as a group(6 persons)            9,507,000                    57.02%

-----------
(1) Includes stock in the name of Robert V. Petry and stock over which he has control.

Item 12.          Certain Relationships and Related Transactions.

The officers and directors of the Company are involved in other business activities and may in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolutions of such conflicts. The Company has paid family members of officers and directors to perform services for the Company. The amounts are in line with the value of the services performed and are not considered material. During 1999 the Company issued 6,000,000 shares of its Common Stock to its chief executive officer, an additional 288,000 shares of its Common Stock to an entity controlled by the chief executive officer, and 192,000 shares of its common stock to an entity controlled by a director of the company. These issues were for trademark development and consulting services. In addition the outside directors of the company received 20,000 shares of Common Stock for their services as directors.


Item 13.          Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K

         None

                                   Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FINELINE PROPERTIES.COM, INC.

                                            By:____/s/ Robert V. Petry
                                               ------------------
                                                 Name: Robert V. Petry
                                                 Title:   President and Chief
                                                     Executive Officer

                                            Date: August 25, 2001


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                                Date

_/s/ Robert V. Petry        Chairman of the Board               August 25, 2001
--------------------
     Robert V. Petry

_/s/ Carl White            Director                             August 25, 2001
---------------
     Carl White

_/s/ Sidney Rudick         Director                             August 25, 2001
------------------
     Sidney Rudick

 .