Form 10QSB
period 2000-03-31
FINELINE PROPERTIES INC
filed 2001-09-12
CIK 1037321

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 2000


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

                  Yes [  ]                                    No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     Title of Each Class             Outstanding at March 31, 2000
------------------------------       -----------------------------
Common Stock, $0.001 Par Value            16,698,106 Shares


PART I

Item 1.      Financial Statements.


         These financial statements have been prepared by the Company, without review, but are currently being reviewed by the Company's Auditor, pursuant to the rules and regulations of the Securities and Exchange Commission. When the review is completed, reviewed statements will be filed by Amendment.

                          Fineline Properties.com, Inc.
                         (A Development Stage Company)
                                 Balance Sheet
                                March 31, 2000



                                     ASSETS

CURRENT ASSETS

Cash                                                    $9,344

Total Current Assets                                     9,344

PROPERTY AND EQUIPMENT

Furniture and Fixtures                                 344,525
Equipment                                               25,869
Leasehold Improvements                                   5,556
Accumulated Depreciation                              -168,158

                                                       207,792
OTHER ASSETS

Trademarks                                           1,882,500
Other Intangible Assets                                 43,379
Organization Costs net of Amortization                   1,375

Total Other Assets                                   1,927,254

                                                    $2,144,390

                             LIABILITIES AND EQUITY

CURRENT LIABILITIES                                         $0

LONG TERM LIABILITIES

Due Stockholders                                       766,858

Total Long Term Liabilities                            766,858

EQUITY

Common Stock                                         4,094,614
Retained Deficit                                    -2,717,082

Total Stockhoilders' Equity                          1,377,532

                                                    $2,144,390

                          Fineline Properties.com, Inc.
                         (A Development Stage Company)
                            Statement of Operations
  January 11, 1998 (Date of Inception) to March 31, 2000 and Year to Date 2000

                                                January 11,
                                                   1998
                                                 (Date of
                                               Inception) to     Quarter Ended
                                                  March 31,        March 31,
                                                    2000             2000


REVENUE                                            $22,544              $0

COSTS AND EXPENSES
Selling, General and Adminstrative               1,384,302          69,436
Officers' Salaries                                 680,660          41,250
Depreciation                                       168,073          18,713
Amortization of Intangibles                        506,616           4,068

                 Total Costs and Expenses        2,739,651         133,467

                 Net Ordinary Loss             ($2,717,107)      ($133,467)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Company had no revenues from operations during the first quarter ended March 31, 2000 and has had no significant revenues from operations since its inception in January of 1998.
         As the Company's resources have been spent on the creation of new cartoon characters for licensing, if and until significant licensing arrangements are realized, the Company will not generate significant revenues.
         When required the Company will seek additional funds through loans and/or private placement of common stock.


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

Fineline Properties.com, Inc.
August 27,2001


By:      /s/ Robert V. Petry
         -------------------
             Robert V. Petry,
             President