Form 10QSB/A
period 2000-03-31
FINELINE PROPERTIES INC
filed 2001-10-10
CIK 1037321

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

Title of Each Class                         Outstanding at March 31, 2000
Common Stock, $0.001 Par Value              16,698,106 Shares

PART I

Item 1.      Financial Statements.

         The financial statements have been prepared by the Company, reviewed by the Company's Auditor and audited by the Company's Auditor as part of the December 31, 2000 audit, pursuant to the rules and regulations of the Securities and Exchange Commission.

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