Form 10QSB
period 2000-06-30
FINELINE PROPERTIES INC
filed 2001-10-23
CIK 1037321

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED JUNE 30, 2000


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

                  Yes [  ]                                    No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

    Title of Each Class                Outstanding at June 30, 2000
Common Stock, $0.001 Par Value              19,083,106  Shares

PART I

Item 1.      Financial Statements.


                          Fineline Propertiescom, Inc.
                         (A Development Stage Company)
                                 Balance Sheet
                                 'June 30, 2000



                                     ASSETS

CURRENT ASSETS

Cash                                                                  $      520

Total Current Assets                                                         520

PROPERTY AND EQUIPMENT

Furniture and Fixtures                                                   344,525
Equipment                                                                 25,869
Leasehold Improvements                                                     5,556
Accumulated Depreciation                                                -186,955

                                                                         188,995
OTHER ASSETS

Trademarks                                                             1,882,500
Other Intangible Assets                                                   39,435
Organization Costs net of Amortization                                     1,250

Total Other Assets                                                     1,923,185

                                                                      $2,112,700
                             LIABILITIES AND EQUITY

CURRENT LIABILITIES
Notes Payable                                                         $   27,000

LONG TERM LIABILITIES

Due Stockholders                                                         778,910

Total Long Term Liabilities                                              778,910

EQUITY

Common Stock                                                           4,249,314
Retained Deficit                                                      -2,942,524

Total Stockhoilders' Equity                                            1,306,790

                                                                      $2,112,700

                          Fineline Propertiescom, Inc.
                         (A Development Stage Company)
                            Statement of Operations
  January 11, 1988 (Date of Inception) to June 30, 2000 and Year to Date 2000

                                               January 11,
                                                  1988
                                                (Date of
                                             Inception) to     Period Ended    Quarter Ended
                                                June 30,         June 30,         June 30,
                                                  2000             2000             2000

REVENUE                                          $22,544              $0               $0

COSTS AND EXPENSES
Selling, General and Adminstrative             1,545,518         230,652          161,216
Officers' Salaries                               721,910          82,500           41,250
Depreciation                                     186,955          37,595           18,882
Amortization of Intangibles                      510,685           8,137            4,069

                 Total Costs and Expenses      2,965,068         358,884          225,417

                 Net Ordinary Loss           ($2,942,524)      ($358,884)       ($225,417)

         The financial statements have been prepared by the Company, reviewed by the Company's Auditor and audited by the Company's Auditor as part of the December 31, 2000 audit, pursuant to the rules and regulations of the Securities and Exchange Commission.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Company had no revenues from operations during the second quarter ended June 30, 2000 and has had no significant revenues from operations since its inception in January of 1998.

         As the Company's resources have been spent on the creation of new cartoon characters for licensing, if and until significant licensing arrangements are realized, the Company will not generate significant revenues.

         When required the Company will seek additional funds through loans and/or private placement of common stock.

PART II

Item 1.      Legal Proceedings.

         None

Item 2.      Changes in Securities.

         During the reporting period, the Company issued 1,185,000 shares of Common Stock under private placements, which number of shares represents 6.21% of the issued and outstanding shares of the Company. The monies were used for on-going operations. No single transaction, person or entity received more than 5% of the outstanding Common Stock.

         During the reporting period, the Company issued 1,200,000 as direct or indirect payment to Directors or Officers of the Company or its associates which number of shares represents 6.29% of the issued and outstanding shares of the Company. Of these shares 900,000 shares went directly to Robert V. Petry, as additional recognition for his contribution to the various character groups. Mr. Petry is President of the Company and owns more than 10% of the Common Stock of the Company.

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

Fineline Properties.com, Inc.
October 22, 2001


By:



         /s/ Robert V. Petry
         -------------------
         Robert V. Petry,
         President