Form 10QSB
period 2000-09-30
FINELINE PROPERTIES INC
filed 2001-10-23
CIK 1037321

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


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

                  Yes [  ]                                    No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     Title of Each Class                    Outstanding at September 30, 2000
Common Stock, $0.001 Par Value                      24,073,939  Shares

PART I

Item 1.      Financial Statements.

                          Fineline Propertiescom, Inc.
                         (A Development Stage Company)
                                 Balance Sheet
                               September 30, 2000


 ASSETS

CURRENT ASSETS

Cash                                                                  $    4,480

Total Current Assets                                                       4,480

PROPERTY AND EQUIPMENT

Furniture and Fixtures                                                   344,525
Equipment                                                                 25,869
Leasehold Improvements                                                     5,556
Accumulated Depreciation                                                -205,753

                                                                         170,197
OTHER ASSETS

Trademarks                                                             1,882,500
Other Intangible Assets                                                   35,492
Organization Costs net of Amortization                                     1,125

Total Other Assets                                                     1,919,117

                                                                      $2,093,794

   LIABILITIES AND EQUITY

CURRENT LIABILITIES
Notes Payable                                                         $   27,000

LONG TERM LIABILITIES

Due Stockholders                                                         859,497

Total Long Term Liabilities                                              859,497

EQUITY

Common Stock                                                           4,260,284
Retained Deficit                                                      -3,052,987

Total Stockhoilders' Equity                                            1,207,297

                                                                      $2,093,794

                          Fineline Propertiescom, Inc.
                         (A Development Stage Company)
                            Statement of Operations
January 11, 1988 (Date of Inception) to September 30, 2000 and Year to Date 2000

                                                        'January 11,
                                                            1998
                                                         (Date of
                                                        Inception) to    Period Ended    Quarter Ended
                                                        September 30,    September 30,   September 30,
                                                            2000             2000             2000
REVENUE                                                    $22,544              $0               $0

COSTS AND EXPENSES
Selling, General and Adminstrative                       1,591,604         276,738           46,086
Officers' Salaries                                         763,160         123,750           41,250
Depreciation                                               205,753          56,393           18,798
Amortization of Intangibles                                515,014          12,466            4,329

                 Total Costs and Expenses                3,075,531         469,347          110,463

                 Net Ordinary Loss                     ($3,052,987)      ($469,347)       ($110,463)




         The financial statements have been prepared by the Company, reviewed by the Company's Auditor and audited by the Company's Auditor as part of the December 31, 2000 audit, pursuant to the rules and regulations of the Securities and Exchange Commission.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Company had no revenues from operations during the third quarter ended September 30, 2000 and has had no significant revenues from operations since its inception in January of 1998.

         As the Company's resources have been spent on the creation of new cartoon characters for licensing, if and until significant licensing arrangements are realized, the Company will not generate significant revenues.

         When required the Company will seek additional funds through loans and/or private placement of common stock.

PART II

Item 1.      Legal Proceedings.

         None

Item 2.      Changes in Securities.

         During the reporting period, the Company issued 2,070,833 shares of Common Stock under private placements, which number of shares represents 8.61% of the issued and outstanding shares of the Company. The monies were used for on-going operations. No single transaction, person or entity received more than 5% of the outstanding Common Stock.

         During the reporting period, the Company issued 2,920,000 as direct or indirect payment to Directors or Officers of the Company or its associates which number of shares represents 12.13% of the issued and outstanding shares of the Company. Of these shares 2,900,000 shares went directly to Robert V. Petry, as additional recognition for his contribution to the various character groups. Mr. Petry is President of the Company and owns more than 10% of the Common Stock of the Company.

Item 3.      Default Upon Senior Securities.

         None

Item 4.      Submission of Matters to a Vote of Security Holders.

         Pursuant to a sixty percent (60%) majority of the shareholders of the Company, the Company's Directors' action to increase the authorized common shares of the Company from 20,000,000 at $.001 per share par value to 30,000,000 at $.001 per share par value.

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

Fineline Properties.com, Inc.
October 22, 2001


By:



         /s/ Robert V. Petry
         --------------------
         Robert V. Petry,
         President