Form 10QSB
period 2000-12-31
FINELINE PROPERTIES INC
filed 2001-10-23
CIK 1037321

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 2000


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

                  Yes [  ]                                    No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

       Title of Each Class                  Outstanding at December 31, 2000
 Common Stock, $0.001 Par Value                    27,433,939  Shares

PART I

Item 1.      Financial Statements.



                          Fineline Propertiescom, Inc.
                         (A Development Stage Company)
                                 Balance Sheet
                               December 31, 2000



                                     ASSETS

CURRENT ASSETS

Cash                                                                  $      721

Total Current Assets                                                         721

PROPERTY AND EQUIPMENT

Furniture and Fixtures                                                   344,524
Equipment                                                                 25,869
Leasehold Improvements                                                     5,556
Accumulated Depreciation                                                -224,550

                                                                         151,399
OTHER ASSETS

Trademarks                                                             1,880,000
Other Intangible Assets                                                   31,548
Organization Costs net of Amortization                                     1,000

Total Other Assets                                                     1,912,548

                                                                      $2,064,668

                             LIABILITIES AND EQUITY

CURRENT LIABILITIES                                                   $        0

LONG TERM LIABILITIES

Notes Payable                                                             27,000
Due Stockholder                                                          887,543

Total Long Term Liabilities                                              914,543

EQUITY

Common Stock                                                           4,292,285
Retained Deficit                                                      -3,142,160

Total Stockhoilders' Equity                                            1,150,125

                                                                      $2,064,668

                          Fineline Propertiescom, Inc.
                         (A Development Stage Company)
                            Statement of Operations
January 11, 1988 (Date of Inception) to December 31, 2000 and Year to Date 2000

                                                      'January 11,
                                                           1988
                                                         (Date of
                                                       Inception) to    Period Ended    Quarter Ended
                                                        December 31      December 31     December 31
                                                           2000             2000             2000
REVENUE                                                   $22,544              $0               $0

COSTS AND EXPENSES
Selling, General and Adminstrative                      1,635,672         320,806           44,068
Officers' Salaries                                        785,660         146,250           22,500
Depreciation                                              224,550          75,190           18,797
Amortization of Intangibles                               518,822          16,274            3,808

                 Total Costs and Expenses               3,164,704         558,520           89,173

                 Net Ordinary Loss                    ($3,142,160)      ($558,520)        ($89,173)


         The financial statements have been prepared by the Company, reviewed by the Company's Auditor and audited by the Company's Auditor as part of the December 31, 2000 audit, pursuant to the rules and regulations of the Securities and Exchange Commission.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Company had no revenues from operations during the fourth quarter ended December 31, 2000 and has had no significant revenues from operations since its inception in January of 1998.

         As the Company's resources have been spent on the creation of new cartoon characters for licensing, if and until significant licensing arrangements are realized, the Company will not generate significant revenues.

         When required the Company will seek additional funds through loans and/or private placement of common stock.

PART II

Item 1.      Legal Proceedings.

         None

Item 2.      Changes in Securities.

         During the reporting period, the Company issued 2,550,000 shares of Common Stock under private placements, which number of shares represents 9.30% of the issued and outstanding shares of the Company. The monies were used for on-going operations. No single transaction, person or entity received more than 5% of the outstanding Common Stock.

         During the reporting period, the Company issued 810,000 as direct or indirect payment to Directors or Officers of the Company or its associates which number of shares represents 2.95% of the issued and outstanding shares of the Company.

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