Form 10KSB
period 2000-12-31
FINELINE PROPERTIES INC
filed 2001-11-07
CIK 1037321

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB


(Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT Of 1934
      For the fiscal year ended December 31, 2000

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the fiscal year ended December 31, 1999 totaled no revenue and for fiscal year ended December 31, 2000 there were no revenues.

As of December 31, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the average of the closing bid and asked prices on such date) was approximately $387,647.

As of December 31, 2000, the registrant had outstanding: 27,433,939



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

Based on the current motorcycle craze, The Hogstturrs(TM) are a cartoon family of 17 characters with personality types such as: Boss Hog(TM), Athletic Hog(TM), Grandma Hog(TM), Grandpa Hog(TM), Lucky Hog(TM), Doc Hog(TM), Sexy Hog(TM), Bubba Hog(TM), Hot Dog Hog(TM), Warrior Hog(TM), Humble Hog(TM), Rodeo Hog(TM), Butler Hog(TM), Hard Luck Hog(TM), Professor Hog(TM), Bodybuilder Hog(TM), and Construction Hog(TM). These characters are targeted at young adults and adults

                  Y2K(TM)

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

Based upon the extremely well known and heretofore unseen imaginary creature of our childhood, their moods are reflected by their color and by the condition of their hair that also changes with their moods. The Kooties(TM) are Smiley(TM), Jumpy(TM), Meanie(TM), Scaredy(TM) and Gloomy(TM). These characters are targeted at all age groups.

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

Recent Development

The Company completed the installation and began marketing merchandise displaying its cartoon characters through its e-commerce store in 1999. While the store has generated some excitement, initial sales results have not been encouraging. No revenue was generated through the e-commerce store in 2000.

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

Item 3.  Legal Proceedings

On December 8, 2000, suit was filed by Marazita Graphics, Inc. against the Company in the Portage County Municipal Court for $5,611.30. This suit was for payment for services rendered to the Company and was resolved by payment in full by the Company to Marazita Graphics, Inc.

Item 4.  Submission of matters to a Vote of Security Holders

Pursuant to a sixty percent (60%) majority of the shareholders of the Company, the Company's Directors' action was affirmed to increase the authorized common shares of the Company from 20,000,000 at $.001 per share par value to 30,000,000 at $.001 per share par value.

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


                                                Common Stock

         1999                               High              Low

         First Quarter                     $3.50             $.27
         Second Quarter                    $1.44             $.28
         Third Quarter                     $1.34             $.19
         Fourth Quarter                     $.75             $.30


         2000                               High              Low

         First Quarter                     $0.35             $0.21
         Second Quarter                    $0.21             $0.05
         Third Quarter                     $0.17             $0.05
         Fourth Quarter                    $0.17             $0.04

During the last two years, no dividends have been paid on the Company's stock and the Company does not anticipate paying any cash dividends in the foreseeable future. Although it is the Company's intention to utilize all available funds for the development of the Company's business, no restrictions are in place that would limit or restrict the ability of the Company to pay dividends.

Recent Sales of Unregistered Securities

During the reporting period, the Company issued 5,805,833 shares of Common Stock under private placements. The monies were used for on-going operations. No single transaction, person or entity received more then 5% of the outstanding Common Stock.

During the reporting period, The Company issued 4,930,000 shares of Common Stock as direct or indirect payment to Directors or Officers of the Company or its associates. Of these shares 3,800,000 shares went directly to Robert V. Petry, as additional recognition for his contribution to the various character groups. Mr. Petry is President of the Company and owns more than 10% of the Common Stock of the Company.


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

RESULTS OF OPERATIONS

Because of its continuing development of characters and character groups, FineLine had no revenue in 2000 and had expenses of $558,520. Roughly 57% of those expenses went to selling, general, and administrative cost including trademarks. The result of operation in 2000 was a loss of $558,520. This resulted in a loss of earnings per share of $.02.

SALES, GENERAL AND ADMINISTRATIVE

Sales expenses reflect an increase in marketing efforts and travel directly related to the establishment of a presence in the cartoon business and increased licensing activities. Legal fees related to obtaining trademark protection increased as more characters and character groups were added to the Company's inventory of available characters. The Company had no current liabilities at the end of 2000.

INCOME TAX LOSSES

The company has net operating losses of $2,270,126. The losses are due to expire for tax purposes $512,034 in tax year 2012, $696,401 in tax year 2013, $649,421 in tax year 2014, and $412,270 in tax year 2015. The Company's realization of the value of these tax losses depends on generating future taxable income. The Company will need to achieve a minimum annual taxable income, before deduction of operating loss carry forwards can be utilized. We believe this is achievable, with our current inventory and continued introduction of new characters.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a net loss of $558,520 for the year ended December 31, 2000 against no revenue for the same period. In order to maintain current levels of operations, the Company will need to secure additional funding sources to meet its operating expenses. Such funding sources may include, but are not limited to, private placements of common or convertible equities, placement of debt with banks, private or public investors, or other lending institutions.

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

IF WE ARE UNABLE TO RAISE ADDITIONAL FUNDS, WE MAY BE REQUIRED TO DEFER NEW CHARACTER GROUPS AND REDUCE OVERHEAD SIGNIFICANTLY. We continue in negotiations with agents and potential licensee; however in 2000 no revenues were generated from any licensing arrangements pursued by the Company. We believe we will need additional funding in order to continue character development and promotion. If we are unable to generate licensing revenues in a timely manner we will need to raise additional funds through the sale of equity or debt securities in private or public financing or through strategic partnerships in order to meet our needs and achieve profitability. There can be no assurance that such alternate funds can be obtained or, if obtained that they will be available on favorable terms.

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

Item 7.           Financial Statements

            INDEPENDENT AUDITOR'S REPORT

                                                                  July  10, 2001

Board of Directors
FINELINE PROPERTIES.COM,INC.(The Company)
Las Vegas, Nevada 89104

         I have audited the Balance Sheet of FINELINE PROPERTIES.COM, INC., (A Development Stage Company), as of December 31, 2000 and the related Statements of Operations, Changes in Stockholders' Equity, and Cash Flows for the year then ended and the Period January 11, 1988 ( Date of Inception) to December 31, 2000. I performed a similar examination as of December 31, 1999 and the periods then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on those financial statements based on my audit. The financial statements of FINELINE PROPERTIES.COM, INC. as December 31,1997 were audited by other Independent Accountants whose report dated March 15, 1998 is reproduced in Footnote 7 to these financial Statements. The financial statements of FINELINE PROPERTIES.COM, INC. as of December 31, 1998 were audited by yet other Independent Accountants whose report is also reproduced in Footnote 7. My opinion insofar as it relates to the amounts included from December 31, 1997 and December 31, 1998 is based solely on these reports.
         I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit and the reports of the other auditors provide a reasonable basis for my opinion.
         In my opinion, the financial statements referred to above present fairly in all material respects, the financial position of FINELINE PROPERTIES.COM, INC. ( A Development Stage Company) as of December 31, 2000, and the results of its operations, changes in stockholders' equity and cash flows for the period January 11, 1988 ( Date of Inception) to December 31, 2000 and the year ended December 31, 2000 in conformity with generally accepted accounting principles.
         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had limited operations and has not established a long term source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                 Malcolm L. Pollard,CPA

                          FINELINE PROPERTIES.COM,INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                      AS OF
                                December 31, 2000

                                     ASSETS
CURRENT ASSETS

Cash                                                                  $      721
                                                                      ----------
Total Current Assets                                                         721

PROPERTY AND EQUIPMENT

Furniture and Fixtures                                                   344,524
Equipment                                                                 25,869
Leasehold Improvements                                                     5,556
Accumulated Depreciation                                                -224,550
                                                                      ----------
Total Property and Equipment                                             151,399

OTHER ASSETS

Trademarks                                                             1,880,000
Other Intangible Assets                                                   31,548
Organization Costs net of Amortization                                     1,000
                                                                      ---------
Total Other Assets                                                     1,912,548

                                                                      ----------
                                                                      $2,064,668
                                                                      ----------

                             LIABILITIES AND EQUITY

CURRENT LIABILITIES                                                   $        0

LONG TERM LIABILITIES
Due Stockholders                                                         887,543
Loan Payable                                                              27,000

                                                                      ----------
Total Long Term Liabilities                                              914,543

EQUITY
Common Stock, $.001 par value, authorized 30,000,000 shares            4,292,285
issued and outstanding at December 31, 2000 , 27,433,939
common shares of which 18,163,794 are restricted
Preferred Stock, $.001 par value, authorized 1,000,000 shares
None issued                                                                    0
Retained Earnings (Deficit accumulated during development
 stage)                                                               -3,142,160
                                                                      ----------
Total Stockholders' Equity                                             1,150,125
                                                                      ----------
   TOTAL LIABILITIES AND EQUITY                                       $2,064,668
                                                                      ----------


                 See accompanying notes to financial statements

                          FINELINE PROPERTIES.COM,INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   FOR PERIOD

          January 11,1988 (Date of Inception) to December 31,2000 and
                          Year Ended December 31,2000

                                                 January 11, 1998
                                                     (Date of
                                                   Inception) to      Year Ended
                                                    December 31     December 31,
                                                         2000             2000

REVENUE                                            $    22,544      $         0

COSTS AND EXPENSES
Selling, General, and Administrative                 1,635,672          320,806
Officers' Salaries                                     785,660          146,250
Depreciation                                           224,550           75,190
Amortization of Intangibles                            518,822           16,274

             Total Costs and Expenses                3,164,704          558,520

              Net Ordinary (Loss) or Income        -$3,142,160        -$558,520


Weighted number of  shares
 outstanding                                        10,559,266       24,748,523

(Loss) Earnings per share                               -$0.30           -$0.02


                 See accompanying notes to financial statements

                          FINELINE PROPERTIES.COM,INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

         January 11, 1998 (Date of Inception) to December 31, 2000 and
                          Year Ended December 31, 2000

                                                                January 11, 1988
                                                                   (Date of
                                                                   Inception)              Year Ended
                                                                 to December 31,           December 31,
                                                                     2000                     2000
CASH FLOWS FROM OPERATING ACTIVITIES
 Cash received from Customers                                       $22,544                     $0

 Cash paid to suppliers and employees                               893,462                314,104

                   Cash disbursed for operating activities          893,462                314,104

                   Net cash( deficit) flow provided by             -870,918               -314,104
                     operating activities
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of Fixed Assets                                             3,399                      0


                   Net Cash used by Investing Activities             -3,399                      0


CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of Capital Stock                                          978,518                302,584
 Advances (Payments to ) from Shareholders                         -130,480                -16,833
Proceeds of Loan                                                     27,000                 27,000

                   Net cash provided by financing activities        875,038                312,751

                   Cash and Cash Equivalents beginning
                   of  period                                             0                  2,074
                   Net Increase ( decrease) in cash                     721                 -1,353

                   Balance at end of period                            $721                   $721


                 See accompanying notes to financial statements

                          FINELINE PROPERTIES.COM,INC.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   FOR PERIOD
         January 11, 1998 (Date of Inception) to December 31, 2000 and
                          Year Ended December 31, 2000

                                                                                   Deficit
                                                                                 Accumulated
                                                          Common                    During      Total
                                                          Stock                  Development  Stockholders'
                                                          Shares      Amount        Stage       Equity

Common Stock Issued for Service
January 11, 1988                                       3,000,000      540,000      540,000

Acquisition of Wedge @TM
Trademark , May 26, 1996                                  80,000      200,000      200,000

Acquisition of Moodies@TM,
Taste Buddies@TM,and Lottery @TM
Trademarks and Services
May 26, 1996                                           1,075,000    2,150,000    2,150,000

Issued for Services in 1997                              434,790      108,662      108,662

Issued for Cash 1997                                      22,040       55,100       55,100

Issued for Cash 1998                                   4,533,647      249,779      249,779

Issued for Cash 1999                                     602,379      426,155      426,155

Issued for Services 1999                               6,950,250      253,303      253,303

Net Loss January 11, 1988
(Inception) to
December 31, 1999                                                               -2,583,640   -2,583,640

Balances at December 31, 1999                         16,698,106    3,982,999   -2,583,640    1,399,359

 Issued for Cash 2000                                  5,805,833      302,584      302,584

Issued for Services 2000                               4,930,000        6,702        6,702

Net Loss Year Ended December 31, 2000                                             -558,520     -558,520

Balances at December 31, 2000                         27,433,939    4,292,285   -3,142,160    1,150,125

                 See accompanying notes to financial statements

                          FINELINE PROPERTIES.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1- HISTORY AND ORGANIZATION OF THE COMPANY

         The Company was organized January 12, 1988 ( Date of Inception) under the laws of the State of Ohio as Fine line Properties, Inc. The Company has had limited operations and in accordance with SFAS #7, the Company is considered a development stage company. On or about March 30, 1998, the Company effected a merger with FineLine Properties, Inc., a company organized under the laws of the state of Nevada (January 12, 1998) . Fine line Properties, Inc. had no assets or liabilities at the time of merger. The Company redomiciled its location to the state of Nevada and changed its name to FINELINE PROPERTIES.COM, INC. The Company is authorized to issue 30,000,000 shares of its .001 par value Common Stock as of December 31, 2000. Subsequently the stockholders authorized increases to Common Stock to 40,000,000 shares in 2001. The Company is authorized to issue 1,000,000 shares of its $.001 par value preferred stock.

         The Company has 27,433,939 shares of its Common Stock issued and outstanding as of December 31, 2000, 18,163,794 of these shares are restricted.

         There have been other issues of Common Stock in 2001. There have been no issues of Preferred Stock.



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

         3. Basic earnings per share are computed using the weighted average number of shares of common stock outstanding.

         4. The Company had not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

         5. The Company had experienced losses during its last four fiscal years with the result that there is no provision for federal income taxes. The Company will review its need for a provision for federal income tax after each operating quarter. The company has net operating losses of $2,270,126. The losses are due to expire for tax purposes $512,034 in tax year 2012, $696,401 in tax year 2013, $649,421 in tax year 2014, and $412,270 in tax year 2015. The Company has not currently filed any tax returns but expects to be current in its filing by July 31, 2001.

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

         9. Intangible costs such as trademarks and fixed assets were acquired by issuance of the Company's common stock and recorded at their estimated fair market value at the time of acquisition. Other intangible costs are being amortized over sixty months. The Company wrote down the value of trademarks during 1998 through an amortization charge of $470,000. The Company has elected not to amortize the trademarks further until a revenue stream has been established to match the amortization of the trademarks. The company has elected to depreciate its plant and equipment over sixty months (the estimated useful lives of the assets) utilizing straight-line methods of depreciation. There has been $224,550 of depreciation recorded from inception through December 31, 2000 and $75,190 recorded for the year ended December 31, 2000.

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

         13. Management has adopted SFAS 121 and will review its inventories, long-lived assets and intangible assets for significant factors which would require an evaluation of impairment to those assets.




NOTE 3-GOING CONCERN

         The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, however, has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. To date, the Company has directed its efforts to the development of uniqueness and characteristics for its holdings. Company officials have also been engaged in discussions and negotiations with potential strategic alliance partners.


NOTE 4- RELATED PARTY TRANSACTIONS

         The officers and directors of the Company are involved in other business activities and may in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolutions of such conflicts. The Company has paid family members of officers and directors to perform services for the Company. The amounts are in line with the value of the services performed and are not considered material. During 1999 the Company issued 6,000,000 shares of its Common Stock to its chief executive officer, an additional 288,000 shares of its Common Stock to an entity controlled by the chief executive officer, and 192,000 shares of its common stock to an entity controlled by a director of the company. These issues were for trademark development and consulting services. In addition, during 1999, the outside directors of the company received 20,000 shares of Common Stock for their services as directors. During 2000, the Company issued 4,150,000 shares of its Common Stock to its chief executive officer for trademark development.

NOTE 5- LONG TERM OBLIGATIONS

         The Company leases real property at 110 W Main Street, Kent, Ohio. Rent was paid in the amount of $12,650 for the year ending December 31, 2000.

         The Company owes the chief executive officer and principal shareholder a total of $887,543 in accrued salaries payable and inventory purchase. It will be the policy of Management to retire these legitimate and recognized obligations in such a time and manner as when the Company's Board of Directors has determined that the Company has achieved profitability to the extent that the repayment schedule will not severely impair or adversely affect the Company's cash flow. As such, these liabilities are presented in the financial statements as long-term.

         As further discussed in NOTE 6, the Company owes an unsecured noninterest-bearing loan from an investor. The Company partially repaid the loan during 2001 out of long term sources.

NOTE 6-CERTAIN TRANSACTIONS

         On January 11, 1998 the Company issued to its founders three Million (3,000,000) shares Common stock valued in the aggregate herewith at Eighty-one Thousand Three Hundred Seventy-one dollars ($81,371). On May 26, 1996 the Company issued Eighty Thousand (80,000) shares of Common stock as consideration for the acquisition of the trademark and rights to a product called the Wedge@TM valued at Two Hundred Thousand dollars ($200,000). Additionally on the same day, the Company issued One Million Seventy-five thousand (1,075,000) shares of Common stock as consideration for the acquisition of trademarks and rights to cartoon characters called The Moodies@TM and The Taste Buddies @TM as well as certain lottery trademarks and services and inventories related thereto, the trademarks, rights, and services being valued in the aggregate at Two Million Seven Hundred Twenty-one Thousand None Hundred Eighty-three dollars ($2,721,983.00), with $371,983 of that amount being applied to the acquisition of certain assets and expenses. Management has chosen to recognize the value of the trademark assets as constituting $2,350,000 of the $2,721,983 in its financial statements. On April 30, 1997, the Company issued Four Hundred Thirty Four Thousand Seven Hundred Ninety (434,790) shares of Common stock as consideration for certain services which had been or were to be rendered, these services being valued at One Hundred Sixty Thousand Three Hundred Twenty-one dollars ($160,321). On January 4, 1999 the Company issued 3,400,000 shares of Common Stock for certain trademark and business development valued by the Board of Directors at one dollar ($1). Also on January 4, 1999 the Company issued 20,000 shares of Common Stock to two outside directors for Director fees valued by the Board of Directors at two thousand dollars ($2,000). On June 22, 1999 the Company issued 250 shares of its Common Stock for computer services valued by the Board of Directors at two hundred and fifty dollars ($250). On August 10,1999 the Company issued 2,600,000 shares of its Common Stock for trademark development valued at one dollar ($1) by the Board of Directors. On August 31, 1999 the Company issued 480,000 shares of its Common Stock for web site development work valued by the Board of Directors at two hundred fifty thousand dollars ($250,000). On October 15, 1999 the Company issued 4,000 shares of its Common Stock for trademark work valued by the Board of Directors at one dollar ($1). On December 20, 1999 the Company issued 400,000 shares of Common stock for creative work valued by the Board of Directors at eight hundred dollars ($800). On February 1, 2000, the Company issued fifteen thousand (15,000) shares of its Common Stock in exchange for promotion expense valued by the Board of Directors at one thousand five hundred dollars ($1,500). Also on February 1, 2000, the Company issued one million seven hundred thousand (1,700,000) shares of its Common Stock in exchange for trademark development work valued by the Board of Directors at one dollar ($1). On February 16, 2000, the Company issued ten thousand (10,000) shares of its Common Stock in exchange for legal work valued by the Board of Directors at one thousand dollars ($1,000). On March 22, 2000, the Company issued fifteen thousand (15,000) shares of its Common Stock in exchange for professional financial services valued by the Board of Directors at one thousand five hundred dollars (1,500). On May 19, 2000, the Company issued seven hundred forty thousand (740,000) shares of its Common Stock in exchange for an interest free unsecured loan with a loan service fee valued by the Board of Directors at two thousand seven hundred dollars ($2,700). On November 6, 2000, the Company issued two million four hundred fifty thousand shares of its Common Stock in exchange for trademark services valued by the Board of Directors at one dollar ($1).

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

                          /s/Terance L. Kelley
                          --------------------
                             Terance L. Kelley, CPA

The financial statements as of December 31, 1998 were audited by yet another Independent Accountant whose report dated September 22, 1999 was as follows:

I have audited the Balance Sheet of Fine Line Properties.com, Inc. (A Development Stage Company), December 31, 1998, and the related statements of Operations, Stockholders' Equity and Cash Flows for the year ended December 31, 1998 and the period January 11, 1999 (Date of Inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of FineLine Properties,com, Inc. as of December 31, 1997 were audited by other auditors whose report dated March 15,1998 insofar as it relates to the amounts included from December 31, 1997 is based solely on the report of the other auditors.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FineLine Properties.com, Inc.( A Development Stage Company), as at December 31, 1998, and the results of its operations and cash flows for the period January 11, 1988 ( Date of Inception) to December 31, 1998 and the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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


/s/ James E. Slayton
--------------------
    James E. Slayton, CPA


  NOTE 8- SUBSEQUENT EVENTS

Between January 1, 2001 and April 27, 2001 the Company issued an additional 8,745,300 shares of Common Stock.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act.

Our directors and executive officers and their ages as of December 31, 2000 are as follows:

Name                         Age                Position

Robert V. Petry              55                 Chairman  of  the
                                                Board, President

Carl White.                  45                 Director, Vice
                                                President

Sidney Rudick                65                 Secretary of
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

1975 - 1988, President, RVPetry Enterprises, Inc., Kent, Ohio. Owned and operated this real estate investment company which located and financed various real estate ventures in the Kent, Fairlawn areas on a company owned as well as multi partnership basis for varied speculation, income, growth and tax shelter variables in differing percentages of ownership. The company brought, sold and owned properties ranging from farms to small mall outlets and both single and multi-residential properties under varied methodologies and participation levels.

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

                                                                                                     Long-Term
                                                                                                    Compensation
                                      Annual Compensation                                            Securities
                                      -------------------                          Other Annual      Underlying
Name and Principal Position          Year           Salary            Bonus        Compensation      Options (#)
 ---------------------------         ----           ------            -----        ------------      -----------
Robert V. Petry,                     2000           90,000             -0-             -0-              -0-
President and Chief Executive
Officer, Chairman of Board

Carl White                           2000           55,000             -0-             -0-              -0-
Vice President, Director

Sidney Rudick
Vice President, Director             2000           55,000             -0-             -0-              -0-



Employment Arrangement

The Company entered into five-year employment agreement with Robert Petry effective June 1, 1996 and other executives. The agreements require each of these individuals to devote their entire productive time, ability and attention to the business of the Company during the term of the agreement. As of the date of this agreement, they provide for the payment of a base salary of $90,000.00 to Mr. Petry, with the aforementioned salary from the date of the agreement deferred until May 31, 2001. During the indicated period Mr. Petry is paid expenses only for business directly associated with the administration and running of the Company. The agreement also provides for automatic adjustments to base salary and cash bonuses from the Company upon the satisfaction of certain performance goals based upon gross sales by the Company during a rolling 12 month period. Employment agreement between the Company and Mr. White and Mr. Rudick call for these individuals to be compensated at the rate of $55,000.00 as base salary with performance options starting in January 2001.

Director Compensation

There were no arrangements pursuant to which any director of the Company was compensated for any service provided as a director. In addition, no such arrangement is contemplated for the foreseeable future, as the Company's only directors are its current executive officers.

Information Concerning Stock Options

There were no Warrants exercised during the year and there were no outstanding Warrants as of December 31, 2000.

Item 11.         Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of December 31, 2000, the beneficial ownership of the Company's Common Stock by (i) the only persons who own of record or are known to own, beneficially, more than 5% of the Company's Common Stock; (ii) each director and executive officer of the Company; and (iii) all directors and officers as a group. Unless otherwise indicated, each such person has the sole voting and investment power with respect to the shares owned. The address of each person listed is in care of FineLine Properties.com, Inc., 110 South Water Street, Kent, Ohio 44240.

                                                             Percent of
Name                            Number of Shares       Outstanding Common Stock

Robert V. Petry                  19,650,000(1)                    72%
Carl White                          20,000                    .00007%
Sidney Rudick                       11,000                    .00004%

Officers  and  Directors
as a group(3 persons)            19,681,000                    57.02%

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

                                            FINELINE PROPERTIES.COM, INC.

                                            By:/s/ Robert V. Petry
                                               --------------------
                                               Name: Robert V. Petry
                                               Title:President and Chief
                                                     Executive Officer

                                            Date: November 5, 2001


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                                Date

_/s/ Robert V. Petry        Chairman of the Board             October 30, 2001
--------------------
     Robert V. Petry

_/s/ Carl White            Director                           October 30, 2001
---------------
     Carl White

_/s/ Sidney Rudick         Director                           October 30, 2001
------------------
     Sidney Rudick

 .