Form 10KSB
period 2001-12-31
FINELINE PROPERTIES INC
filed 2004-11-23
CIK 1037321

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-KSB


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT Of 1934
For the fiscal year ended December 31, 2001

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

(330) 678-5558
(Issuers telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the fiscal year ended December 31, 2001 totaled $12,780 and for fiscal year ended December 31, 2000 there were no revenues.

As of December 31, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the average of the closing bid and asked prices on such date) was approximately $1,792,800.

As of December 31, 2001, the registrant had outstanding: 42,091,781 shares of common stock.



DOCUMENTS INCORPORATED BY REFERENCE

None.



















                                 TABLE OF CONTENTS

                                                                Page Number
                                     PART I
ITEM 1.  Description of Business  .............................      3
ITEM 2.  Description of Property ..............................     13
ITEM 3.  Legal Proceedings ....................................     14
ITEM 4.  Submission of Matters to a Vote of Security Holders ...    14

                                     PART II
ITEM 5.  Market for the Companys Common Equity and
      Related Stockholder Matters .............................     14
ITEM 6.  Managements Discussion and Analysis of Financial
      Condition or Plan of Operations .........................     15
ITEM 7.  Financial Statements .................................     19
ITEM 8.  Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure .....................     20

                                    PART III
ITEM 9.  Directors, Executive Officers, Promoters and Control
      Persons; Compliance with Section 16(a) of the Exchange
       Act ....................................................     22
ITEM 10. Executive Compensation ...............................     22
ITEM 11. Security Ownership of Certain Beneficial Owners and
      Management ..............................................     23
ITEM 12. Certain Relationships and Related Transactions .......     24
ITEM 13. Exhibits and Reports on Form 8-K .....................     24

SIGNATURES ....................................................     25


PART I

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains forward-looking statements that involve risks and uncertainties, including the risks associated with our limited operating history, our need for additional funds and our proposed expansion plans, identified below under "Managements Discussion and Analysis or Plan of Operation - Cautionary Statements and Risk Factors".

Item 1.  Description of Business

Overview

     The Company creates and develops cartoon characters for licensing and merchandising to major corporations for fee and/or royalty payments which permits these companies to use the cartoon images. The Company may in certain instances, as called for by either contractual points, or as part of offering services to a particular company (licensee or merchandiser), aid it in maximizing the usage of the product by either modifications to character positioning and settings, or usage market recommendations. The Companys principle markets are the American region (consisting of the United States, Canada and Mexico Western Europe (primarily consisting of Great Britain, France, Spain, Belgium, Germany, Italy), Asia - which for the purposes of Company marketing targets consists of Japan, Hong Kong, Korea, and South America (primarily consisting of Brazil, Argentina, Paraguay).

         Cartoon Business

The Company operations entail a number of variables as a result of the creative nature of the business and industry. The Company researches trends in the industry and then creates cartoons that it believes fill a particular void and or accepts specific developmental assignments for the design of characters.

These characters are drafted, reviewed, redesigned and finalized for either internal Company licensing and merchandising programs or as contracted for by special assignment. The-Company, by request and/or as a condition of a specific license clause(s), will redraw the cartoons in varied poses, utilizations, etc., to fit defined design considerations as expressed by the licensee or it can grant the Licensee the right to redraw the character(s) to fit conditions, specifications and or circumstances as granted under the license and as approved by the Company prior to public usage.

         Company Products

The Companys products are cartoons and cartoon groups. Each group begins with the creation and development of cartoon characters based either upon researched formats and niches, or as a result of requests by potential licensees for characters to be utilized in brand identification, promotions or product introductions. At present, the Company has 147 trademarked and copyrighted cartoons which are in the following character groups: The Moodies(TM), The Tasties(TM), The Hogstturrs(TM), Soft(TM),
The Majors(TM), The Icers(TM), The Hoopsters(TM), Red Zone(TM), The Kooties(TM), The eKids(TM), The Computoons(TM), The Internauts(TM), The Milk Drops(TM), The Healthy Dozen(TM). The Company also maintains an E-Commerce Internet Signature Store that sells FineLine branded apparel and products, ranging from designer shirts and women(s) Jersey Tops and dresses, to T-shirts. The products, goods and or services which the Companys cartoon characters can appear upon range from apparel items, board games, toys, dolls, lunch boxes, stickers, software games, posters, comic books, childrens books, company event and promotional venues as well as animation for television, commercials and feature length movies.

         Our Key Products

The Companys key products consist of the cartoon character groups it has created.
                  The Moodies(TM)

The Moodies(TM) were developed to reflect human moods and emotions such as happiness, sadness, being broke, extravagance, etc. The nine cartoons in this character group (Happy(TM), Angry(TM), Extravagant(TM), Penniless(TM), Innocent(TM), Sad(TM), Ornery(TM), Worried(TM), Sexy(TM). Through the promotional efforts of Marvel Entertainment, they have appeared on over 450 licensed products in over 20 countries as well as in promotions for the Wendys Hamburger chain, Kelloggs Rice Krispies, Daiwa Securities of Japan, and Tom McCann shoes. These characters are targeted at all age groups.

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

As the millennium was approaching, significant public and business attention was focused on the global impact of potential for computer problems created as a result of the digital computer clock cross over to the year 2000. The six Y2K(TM) characters give a face to this millennium bug depicted via humorous adaptations off of the main character theme. Offered free of charge for use by members of the media to help to publicize the Company, Y2Ks media usage gained interest toward the end of 1999. Drawn to reflect various depictionss of the Millennium Bug, the six Y2K(TM)characters with names such as Shrug(TM), Crystal(TM), etc., are targeted at all age groups. The Y2K(TM)character group was licensed to Boein Co., Ltd., a division of Intersac, Ltd. of Seoul, Korea for the country of Korea, with agent representation rights for the Pacific Rim countries. In addition, Boein Co., Ltd. has options on other Company cartoon character groups which the Licensee can proceed to represent officially for a fee, based upon the area(s) of usage as well as territory(s).

                  Soft(TM)

A puffy, cuddly creature, Soft(TM) is primarily targeted at the preschool age group category. This character is not currently under license.

                  Kooties(TM)


Developed and designed to appeal to all age groups, the Kooties (TM) utilize the well-known word heretofore utilized to describe imaginary creatures. The Name recognition value of the word - Cootie - adds instant consumer Awareness for these characters. The foregoing benefits were translated into visual appeal by the creation of a character group with multiple image variations to provide animation and game story lines as well as appeal to the targeted audience via cartoons that signify differing attitudes. The Company has a representation agreement with Fierst & Pucci, LLP of Northampton, Massachusetts for the marketing of this character line to secure various contractual agreements for both licensing and merchandising.

Based upon the extremely well known and heretofore unseen imaginary creature of our childhood, their moods are reflected by their color and by the condition of their hair that also changes with their moods. The Kooties(TM) are Smiley(TM), Jumpy(TM), Meanie(TM), Scaredy(TM) and Gloomy(TM). These characters are targeted at all age groups.

                  Computoons(TM)

These characters are targeted at preschool and grades 1 through 4. The Company is developing storyboards with the Computoons(TM) interacting not only with themselves, but also with children as well in multiple roles teaching, learning modes as well as entertainment. Storyboard development utilizing these cartoons is part of a marketing strategy whereby the characters are utilized in presentations to various companies to show in visual terms the use of these characters in childrens books, games and varied products, such as keypads, keyboard overlays, screen savers and other uses. Storyboards depicting varied usage and applications of these characters were completed during the fourth quarter of 1999.

The Computoons(TM) were developed to serve multiple marketing, merchandising and licensing mode. These characters and their names, such as Scanner(TM), Plug and Play(TM), Keyboard(TM), Monitor(TM), etc. familiarize children ages four through nine with computer terms as well as hardware. Applications include teaching aids in an entertaining format, software games, board games, stickers, etc. These 15 characters are named - Scanner(TM) - Plug(TM) and Play(TM) - Laptop(TM) - Power Strip(TM) - Floppy Disk(TM) - Hard Drive(TM) Monitor(TM) - Speaker(TM) Printer(TM) - Keyboard(TM) - Touch Pad(TM) Mouse(TM) - Modem(TM) CD Rom(TM) and were developed as a result of the high interest children have in computers. The Company is developing storyboards with the Computoons(TM) interacting with children and each other. Targeted at preschool and grades one through four, these characters are in developmental storyboard, book and product stages.

                  eKids(TM)

The eKids(TM) represent the Internet side of Computoons(TM). They were created as a fun and entertaining way for children to become familiar with the Internet. Targeted at preschool and grades one through four, these characters are in developmental storyboard, book and product stages. These characters include Dot.com(TM), E-Mail(TM), Java(TM), Home Page(TM), Search(TM), Web(TM), Bit(TM), Byte(TM), Megabyte(TM), Cursor(TM), URL(TM), Pixel(TM) and represent international cartoon characters.

                  eHeros(TM) and eV.I.L. (TM)

This character segment is another of the Companys computer related cartoon groups, the developed story for these characters is the relationship between good and evil. e.V.I.L(TM) (Electronic Viral Infestation League)want dominance and control of your computer as well as the Internet and attack these systems from within. And where there is e.V.I.L(TM), there are heroes, eHeroes(TM) to be exact. These characters combat e.V.I.L(TM) wherever and when ever they rear their ugly heads in the never-ending battle to keep your computer and the Internet free for you to use as you wish.

                  The Icers(TM)

A cartoon hockey team with team players sporting popular sports terms such as Target(TM), Deek(TM), Wheels(TM), Check(TM), Blue Liner(TM) and
Sniper(TM) these character appeal to age groups seven through young adult.

                  The Majors(TM)

Wallcrawler(TM), Meaty(TM), Range(TM), Stretch(TM), Gunner(TM), Wheels(TM), Turn2(TM), Knuckles(TM), and Scoop(TM) provide character appeal to age groups seven through young adult and are currently in a promotional venue in Europe. The Company is utilizing a promotional tie-in with apparel items (T-shirts, polo shirts and Henley type collar-less shirts), with depictions of The Majors(TM) are given to customers who present to the store 4 coupons showing they have purchased food items during the promotional period. The participation of the Company in this test venue will provide information as to how many customers actually collect said coupons to receive the free apparel item this indicating the degree of interest in the character group or groups being offered. As a customer can only obtain a free apparel item by presenting said coupons, this will provide meaningful numbers as well as a localized consumer reaction for the Companys cartoons in a foreign market, where tastes and appeal aspects tend to differ from Americans.

                 The Hoopsters(TM)

Cartoon basketball players with sports term names such as Got Game(TM), Inzone(TM), Floor Burns(TM), Punch(TM), Swatt(TM), Handles(TM), and Hops(TM) appeal to age groups seven through young adult and are in a promotional test venue.

The Company is utilizing a promotional tie-in with apparel items (T-shirts, polo shirts and Henley type collar-less shirts), with depictions of The Hoopsters(TM) are given to customers who present to the store 4 coupons showing they have purchased food items during the promotional period. The participation of the Company in this test venue will provide information as to how many customers actually collect said coupons to receive the free apparel item this indicating the degree of interest in the character group or groups being offered. As a customer can only obtain a free apparel item by presenting said coupons, this will provide meaningful numbers as well as a localized consumer reaction for the Companys cartoons in a foreign market, where tastes and appeal aspects tend to differ from Americans.

                  Red Zone(TM)

Cartoon football players with sports term names such as Slobberknocker(TM), Work Horse(TM), Clutch(TM), Hitman(TM), Shadow(TM), Snap(TM), Blindside(TM), Soft Hands(TM), Plug(TM), Pancake(TM), Laser(TM) appeal to age groups seven through young adult and are in a promotional test venue.

The Company is utilizing a promotional tie-in with apparel items (T-shirts, polo shirts and Henley type collar-less shirts), with depictions of The
Red Zone(TM) are given to customers who present to the store 4 coupons showing they have purchased food items during the promotional period. The participation of the Company in this test venue will provide information as to how many customers actually collect said coupons to receive the free apparel item this indicating the degree of interest in the character group or groups being offered. As a customer can only obtain a free apparel item by presenting said coupons, this will provide meaningful numbers as well as a localized consumer reaction for the Companys cartoons in a foreign market, where tastes and appeal aspects tend to differ from Americans

                  The Milk Drops(TM)

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

         Developing and Changing Markets

The market for films and entertainment products and peripheral technologies is continually evolving and changing. The Company does not believe that these risks are material at this time. However, there can be no assurance that the Companys assessment of the market place is correct, or that the Companys products will continue to be accepted in the future.

The profile for the Companys cartoon characters and character groups range from children aged four through eight, preteens nine - 12, teenagers 13-19, young adults 20 - 26, adults 27 - 44, and older age groups as well. This extremely wide demographic profile is due to the Companys 16 distinct character groups whose context and concepts were designed to provide the Company with the widest spectrum of age profiles. This cross-demographic profile strategy was specifically designed to enable one character group to help expose and sell another character group as a result of the diverse spread of cartoon types and categories. The various Company products (cartoons) also enhance the market demographic spread, goods, services and entertainment mediums to which the Companys customers may apply the Companys products.

Generally, a licensing/merchandising agreement for the use of a cartoon image averages between $100,000 to $175,000 per year with a similar fee for some national licenses (countries in Europe, South America, Asia, etc.), for general category utilizations such as caps, T-shirts, etc. Toys, dolls and board games typically command license fees of between $175,000 to $300,000 per annum.

The inclusion of a deal for animation for television multiplies the a referenced figures five to 10 fold, with an animation deal bringing in revenues for all merchandising, licensing and broadcast rights in the areas of $15,000,000 to $50,000,000 per annum in the United States for a moderate success and $7,000,000 to $25,000,000 for Europe (England, Germany, France, Belgium, Italy, Spain, Switzerland). An animation deal in Europe, including the parameters as indicated, for one country can range between $1,500,000 to $10,000,000 plus depending upon the country, station, population, merchandising and allied aspects.

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

As a cartoon development and creative operation, the Company is unprepared to enter and conduct operations as a manufacturing and or direct supplier of branded products to the general public through outlet store, department store or similar direct sell methodologies, due to the extensive capital, contacts and distribution channels required. The foregoing are not components of the Companys business or operational plans and do not fit within the core segment of its business, which is the development, design and completion of cartoon images for licensing and merchandising. However, the Internet appears to be a low cost, low staffing, effective entry to a huge consumer and business environment that is manageable when combined with the proper resources (e-commerce store vendor services, product and pricing schemes, delivery methodologies and minimum inventory stocking requirements). Within this scheme and in keeping with the Companys core business strategies and purpose, the Company has uncovered certain product types that fit within these conceptual parameters as well as further the licensing and merchandising of cartoon characters.

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

The second largest language market globally, Spanish has exceptionally few animated products developed or designed for that market and culture save for those Spanish firms engaged in this market segment. Furthermore, the vast majority of animated products seen by children in the Spanish market are dubbed versions of public domain cartoons developed for the U.S. or other markets more than 20 years ago. The foregoing is due to the limited budgets in most Spanish markets (Brazil, Argentina, Venezuela, etc.), for original or current animation products and more specifically for animated products aimed at the younger generation. Entertainment in these countries utilize live shows and games which are less costly to air, are in the mode of the market itself and replace the lack of suitable and cost affordable animated product. The Company has researched the foregoing and as a direct result of the technological developments in enhanced animation software and computing power at affordable costs, is in the beginning stages of developing animation products specifically for this market segment. The Company is in the process of producing its own animated shorts for defined market segments in South America. Cost factors for animation software have dropped from $350,000 just seven years ago to $20,000 today for animation software used in movies such a "Star Trek", "Men in Black", "Rug Rats" etc. The high animation budget costs are a result of animation complexities and length, not software and hardware costs. Hardware capable of running animation software has dropped from the $200,000 Hewlett Packard and Silicon Graphics workstations of just 10 years ago to the present 450+ MHz Macintosh G3 series computers with benchmark speeds in excess of 700 MHz due to unique backside cache architecture and other innovations. These factors have brought down the cost of setting up the appropriate software and hardware segment of animation development and production to well under $75,000.00.

The Company is currently in the beginning stages of storyboard development and scripts and intends to explore producing its own animation.

                  Internet

The Internet has become a significant marketplace for buying and selling goods and services. Industry estimates that the amount of goods or services purchased in on-line consumer transactions will grow from approximately $14.9 billion in 1998 (Reference: Nua Ltd. Internet Survey 1999), to approximately $36 billion in 1999 (Reference: Boston Consulting Group 7/19/99).
Improvements in security interface design and transaction-processing technologies have facilitated an increase in online consumer transactions. Early adopters of such improvements include online merchants offering broad product catalogs (such as books, music CDs and toys), those seeking distribution efficiencies (such as PCs, flowers and groceries) and those offering products and services with negotiable pricing (such as automobiles and mortgages).The Company believes that as the volume of online transactions increases, traditional retailers will offer a wide variety of products and services online. The Company believes that online companies provide businesses an opportunity to link Internet customers with like interests. The Internet allows marketers to collect meaningful demographic information.

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

Its listing on over 30 search engines under 15 categories and cross-reference headings also reflect the Companys Web presence. The foregoing is essential in alerting individuals of the Companys Web Site and driving them to it. To further increase the global nature of the Web Site, the Company is translating the entire site into Spanish, French, and German. This coincides with the Companys move into the European market through marketing, merchandising and licensing activities. With a population base of 379,596,000 people, this region exceeds the 274,028,000 individuals in the United States and represents the largest population base outside of China with its 1,255,698,000 people (Reference: United Nations Population Division, Department of Economic & Social Affairs 1998). In keeping with this, the Company is also engaged in market testing and preliminary market exposure programs via promotional venues in Europe, as well as the evaluation of licensing agents.

The corporate Web Site on potential new customers and or shareholders seeking information on the Company reflects the public relations aspect of the Companys Internet presence.

The Companys Internet web site is its best means of presenting its cartoon character line up as well as providing corporate information. As the Company added over 100 new cartoons in 1999, the costs involved in the revision and printing of corporate brochures would have required over 12 changes and would have included the corresponding waste associated with outdated brochures. The fast paced changes occurring within the Company has been best served by the utilization of the Internet to present the Company in a highly creative format that the Company can change, upgrade, revise and tailor to its needs and objectives as well as consumer demands. This benefit can only be realized by utilization of the Internet and the creative instantaneous changes that can be effected as a result of this medium.

To capitalize on Internet position, the Company created an active and comprehensive Internet bulk e-mail program which is supported by the Companys Investor Relations Departments fast e-mail reply program. Under this operation, most e-mail is responded to on an individual basis within forty-eight hours of receipt. This approach and care for inquiries have been well received by shareholders, customers and the public. Corporate executives also reply, when warranted, to certain e-mails requiring their attention or when the subject manner dictates their response and/or attention.

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

Formation

The Company was first incorporated in the State of Ohio on January 11, 1988. The Company was basically inactive until May 26, 1996, when the Board of Directors resolved to take steps to effectively activate it. On March 30, 1998, the Company merged with FineLine Properties, Inc., a Nevada corporation. The Company relocated its domicile to Nevada as part of the merger and changed its name to FineLine Properties.com, Inc. The Company, through research and an evaluation of business opportunities that became apparent in the cartoon industry, decided to enter this field at that time.

Accordingly, the Company has a limited operating history, upon which an evaluation of the Company, its current business and its prospects can be based, each of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development, and particularly by such companies entering new and rapidly developing markets like the Internet. Such risks include, without limitation, the lack of broad acceptance of the companys products on the Internet, the possibility that the Internet will fail to achieve broad acceptance, the inability of the Company to generate significant licensing revenues, the companys inability to anticipate and adapt to a developing market, the failure of the companys network infrastructure (including its server, hardware and software) to efficiently handle its Internet traffic, changes in laws that adversely affect the companys business, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the companys operations, the introduction and development of different or more extensive communities by direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

The Company operations entail a number of variables as a result of the creative nature of the business and industry. The Company researches trends in the industry and then creates cartoons that it believes fill a particular void and or accepts specific developmental assignments for the design of characters. These characters are drafted, reviewed, redesigned and finalized for either internal Company licensing and merchandising programs or as contracted for by special assignment. The Company, by request and/or as a condition of a specific license clause(s), will redraw the cartoons in varied poses, utilizations, etc., to fit defined design considerations as expressed by the Licensee or it can grant the Licensee the right to redraw the character(s) to fit conditions, specifications and or circumstances as granted under the license and as approved by the Company prior to public usage.

Recent Development

The Company completed the installation and began marketing merchandise displaying its cartoon characters through its e-commerce store in 1999. While the store has generated some excitement, initial sales results have not been encouraging. No revenue was generated through the e-commerce store in 2001.

Marketing and Sales

While the Company promotes its products and makes some initial contacts, the success of the Company will be dependent in part upon a number of strategic relationships that the Company is seeking to enter. At present, the Company is in discussions with several companies, both locally and internationally. The amount and timing of resources future strategic partners devote to assisting the Company will not be within the control of the Company. There can be no assurance that strategic partners will perform their obligations as expected or that any revenue will be derived from strategic arrangements. If any of the Companys strategic partners breaches or terminates an agreement with the Company, or otherwise fails to conduct its collaborative activities in a timely manner, the development, commercialization, or marketing of the product, which is the subject of the agreement may be delayed and the Company may be required to undertake unforeseen additional responsibilities or to devote additional resources to development, commercialization or marketing of its products. The inability to enter into strategic relationships or the failure of a strategic partner to perform its obligations could have a material adverse effect on the Companys business, financial condition and results of operations. There can be no assurance that the Company will be able to negotiate acceptable strategic agreements in the future. Or that the resulting relationships will be successful, or that the Company will continue to maintain or develop strategic relationships, or to replace strategic partners in the event any such relationships are terminated. The Companys failure to maintain any strategic relationship could materially and adversely affect the Companys business, financial condition and results of operations.

The Company had an agreement with The Marvel Entertainment Group, Inc. which is dependent upon factors that are not under or within the Companys control. As a result, the Company will not estimate or project revenues for which it has no basis for determining the soundness of the estimates or related factors comprising same. The Company received a flat payment from The Marvel Entertainment Group, Inc., in 1997 for $25,000.00 as a signing and conditional payment based upon Marvel proceeding under a schedule spread over a three year period, with secondary payments during said term to secure permanent retention of these character groups by Marvel. If the secondary payment schedules are not exercised by Marvel, which include certain revenue totals, these character groups revert back to the Company. After such period, if either Marvel elects, or it has failed to meet certain revenue minimums, the Company can elect to exercise its option to reclaim The Moodies(TM), Hogstturrs(TM) and Tasties(TM).

As the performance of Marvel under this international licensing agreement is subject to considerations outside of the Companys control, scheduling, promotion of the indicated cartoon characters and other factors, estimation of revenue results for these character groups has not been included here.

Customers

The Company believes that establishing and maintaining brand identity is a critical aspect of its efforts to attract new customers, Internet traffic and advertising and commerce relationships. In order to attract new customers, advertisers and commerce vendors, and in response to competitive pressures, the Company intends to make a commitment to the creation and maintenance of brand loyalty among these groups. The Company plans to accomplish this, although not exclusively, through advertising its Web site through the various search engines, through other Web sites, marketing its site to businesses/ customers through e-mail, online media, and other marketing and promotional efforts.

There can be no assurance that brand promotion activities will yield increased revenues or that any such revenues would offset the expenses incurred by the Company in building its brands. Further, there can be no assurance that any new users attracted to FineLine Properties.com will conduct transactions over FineLine Properties.com. on a regular basis. If the Company fails to promote and maintain its brand or incurs substantial expenses in an attempt to promote and maintain its brand or if the Companys existing or future strategic relationships fail to promote the Companys brand or increase brand awareness, the Companys business, results of operations and financial condition would be materially adversely affected.

Regulatory Environment

Government legislation has been proposed or adopted that imposes liability for or prohibits the transmission over the Internet of certain types of information. The imposition upon the Company and other online providers of potential liability for information carried on or disseminated through their services could require the Company to implement measures to reduce its exposure to such liability, which may require the Company to expend substantial resources and/orto discontinue certain service offerings. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could impact the growth of Internet use.

The Company does not believe that such regulations, many of which were adopted prior to the advent of the Internet, govern or materially the operations of the Companys business nor have any claims been filed by any state implying that the Company is subject to such legislation. There can be no assurance, however, that State government will not attempt to impose these regulations upon the Company in the future or that such imposition will not have a material adverse effect on the Companys business, results of operations and financial condition. Several States have also proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also recently settled a proceeding with one online service regarding the manner in which personal information is collected from users and provided to third parties. Changes to existing laws or the passage of new legislation, could create uncertainty in the marketplace that could reduce demand for the services of the Company or increase the cost of doing business as a result of litigation costs or increased service delivery costs, or could in some other manner have a material adverse effect on the Companys business, results of operations and financial condition. In addition, because the Companys services are accessible worldwide, and the Company may facilitate sales of goods to users worldwide, other jurisdictions may claim that the Company is required to qualify to do business as foreign corporation in particular state or foreign country.

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

Any new legislation or regulation, or the application of laws or from jurisdictions whose laws do not currently apply to the Companys business, could adversely impact on the Companys business. The adoption of new laws or the application of existing laws may decrease the growth in the use of the Internet, which could in turn decrease the demand for the Companys services, increase the Companys cost of doing business or otherwise have a material adverse effect on the Companys business, results of operations and financial condition.

The Company does not believe that such regulations, govern or would have a material adverse impact on the operations of the Companys business nor have any claims been filed by any state or federal regulatory agency implying that the Company is subject to such legislation. There can be no assurance, however, that Federal or State governments will not attempt to impose these regulations upon the Company in the future or that such imposition will not have a material adverse effect on the Companys business, results of operations and financial condition.

Competition

The Companys competition for its various cartoon characters includes such companies as Disney, Warner Brothers, DIC Entertainment, Mainframe Entertainment, Dreamworks and other internationally known cartoon firms in the forefront of the industry. Due to the already established positioning of these firms as well as their long-standing network television, movie industry, licensing, merchandising arrangements and consumer awareness. These companies, as a result of their long-standing associations and past cartoon successes have developed networks of distribution, advertising support, products in the market, products consistently being aired on television as well as released in major motion picture theaters. As basically self-contained operations which can take a concept or idea all the way from that status through story development, internal character design, storyboards, script, animation, filming and readiness for release (using established distribution channels for the finished product, toy-game and allied product merchandising as well as in place licensing affiliations), these companies have a major edge over Fineline Properteries.com, Inc. As a result of this positioning, the management at the Company does not view these companies as its direct competition in that their (major studios), cartoon properties are considered as established brands.

FineLine Properties.com, Inc. feels that their status does not represent actual direct competition for the Company at this time. Management, based upon an analysis of past industry trends with regard to newer cartoon character groups, feels that the Companys competition stems from less well known cartoon character companies with new cartoon introductions, as this is the theater where direct competition for the Companys character lines will come from. The foregoing is based upon factors such as the competition for licenses with companies looking for new and up and coming cartoons that demonstrate the potential to capture the minds of targeted consumer profiles. As this represents the actual direct competition at this time for the Company, management prepared for this by the development of a broad assortment of different cartoon character types aimed at differing yet overlapping demographic profiles. The foregoing was undertaken and planned for by the Companys development of its broad cross section of cartoon character groups designed to appeal to varied age group categories as well as competitive variables.

The popularity of cartoons as an entertainment, marketing and revenue medium has been demonstrated by the movie industry, the television industry, toy and game industries, software industry and advertising. In 1998, more feature length animated movies were released than at any time in the industrys history.

"Mulan", "Out of Egypt", "Antz", "A Bugs Life", "The Rug Rats Movie" are examples of Hollywoods understanding of the universal audience appeal and entertainment value of cartoons. Television is the medium that fueled the foregoing, via prime time programming and the success of such animated series as "The Simpsons", "King of the Hill", "Dilbert" and others. The advertising industry has always known that kids, puppies, kittens and cartoons with their "cute" appeal, have the highest consumer recall factor in commercial focus group tests. Companies such as AT&T with its Michael Jordan Space Jam buddies, the Tasmanian Devil Chevrolet commercials, Warner Brothers use of the Warner Frog to publicize its television programming, and other examples point to the longevity, selling appeal and revenue generation of cartoons.

The Company has understood the foregoing and developed cartoon character groups designed to capitalize upon these variables. Rather than focus upon a single age group segment, the Company has undertaken the development of character group types that either address broad demographic profiles, or attract segments of the market by virtue of the broad character group profiles.

The Company competes with some major companies. Many of these competitors have substantially greater resources than the Company. The Company has identified a niche in the market. Should a larger and better-financed company decide to directly compete with the Company, and be successful in its competitive efforts, the Companys business could be adversely affected.

The market for selling apparel products over the Internet is relatively new, rapidly evolving and intensely competitive, and the Company expects competition to intensify further in the future. Barriers to entry are relatively low, and current and new competitors can launch new sites at a relatively low cost using commercially available software. The Company potentially competes with a number of other companies marketing similar products over the Internet. Competitive pressures created by any of the Companys competitors could have a material adverse effect on the Companys business, results of operations and financial condition. The Company believes the principal competitive factors in its market are volume and selection of goods, population of buyers and sellers, community cohesion and interaction, customer service, reliability of delivery and payment by users, brand recognition, WEB site convenience and accessibility, price, quality of search tools and system reliability. Some of the Companys potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical and other resources than the Company. In addition, other on-line trading services may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of the Internet and other on-line services increases.

Therefore, certain of the Companys competitors with other revenue sources may Be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to Web site and systems development than the Company or may try to attract traffic by offering services for free. Increased competition may result in reduced operating margins, loss of market share and diminished value in the Companys brands. There can be no assurance that the Company will be able to compete successfully against current and future competitors. Further, as a strategic response to changes in the competitive environment, the Company may, from time to time, make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on its business, results of operations and financial condition.

New technologies and the expansion of existing technologies may increase the competitive pressures on the Company by enabling the Companys competitors to offer a lower-cost service. Certain Web-based applications that direct
Internet traffic to certain Web sites may channel users to services that compete with the Company. Although the Company plans to establish arrangements with on-line services and search engine companies, there can be no assurance that these arrangements will be renewed on commercially reasonable terms or that they will otherwise bring traffic to the FineLine Properties.com WEB site. In addition, companies that control access to transactions through network access or Web browsers could promote the Companys competitors or charge the Company substantial fees for inclusion. Any and all of these events could have a material adverse effect on the Companys business, results of operations and financial condition.

Employees

The Company employed five full time employees and eleven part-time contract artists, programmers and designers in 2001. Three full time employees were working management employees.

The Companys performance is substantially dependent on the performance of its President, Robert Petry. In particular, the Companys success depends on his ability to develop, design and market the companys products.

The Company does not carry key person life insurance on any of its personnel. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, results of operations and financial condition of the Company. The Companys future success also depends on its ability to retain and attract highly qualified technical and managerial personnel.

There can be no assurance that the Company will be able to retain its key managerial and technical personnel or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Companys business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Companys business, results of operations and financial condition.

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

Item 4.  Submission of matters to a Vote of Security Holders

None during 2001
                                     PART II

Item 5.  Market for Registrants Common Equity and Related Stockholder
Matters

The Companys Common Stock is traded on the OTC Bulletin Board, a service provided by the NASDAQ Stock Market Inc., under the symbol, "FNLN". The NASDAQ Stock Market has implemented a change in its rules requiring all companies trading securities on the OTC Bulletin Board to become reporting companies under the Exchange Act of 1934.

The following table sets forth for the periods indicated the high and low bid prices for the common stock as reported each quarterly period within the last two fiscal years on the OTC Bulletin Board. The prices are inter-dealer prices, do not include retail mark up, mark down or commission and may not necessarily represent actual transactions.


Common Stock
         1999                               High              Low

         First Quarter                     $3.50             $.27
         Second Quarter                    $1.44             $.28
         Third Quarter                     $1.34             $.19
         Fourth Quarter                     $.75             $.30

         2000                               High              Low

         First Quarter                     $0.35             $0.21
         Second Quarter                    $0.21             $0.05
         Third Quarter                     $0.17             $0.05
         Fourth Quarter                    $0.17             $0.04

          						  High	  	  Low

	    First Quarter				 $0.11		 $0.03
	    Second Quarter			 $0.16		 $0.09
	    Third Quarter				 $0.18		 $0.06
	    Fourth Quarter			 $0.14		 $0.06


During the last two years, no dividends have been paid on the Companys stock and the Company does not anticipate paying any cash dividends in the foreseeable future. Although it is the Companys intention to utilize all available funds for the development of the Companys business, no restrictions are in place that would limit or restrict the ability of the Company to pay dividends.

Recent Sales of Unregistered Securities

During the reporting period, the Company issued 7,952,980 shares of Common Stock under private placements. The monies were used for on-going operations. No single transaction, person or entity received more then 5% of the Outstanding Common Stock.

During the reporting period, The Company issued 6,908,195 shares of Common Stock as direct or indirect payment to Directors or Officers of the Company or its associates. Of these shares 5,374,000 shares went directly to Robert
V. Petry, under an anti-dilution agreement with him and as additional recognition for his contribution to the various character groups. Mr. Petry is President of the Company and owns more than 10% of the Common Stock of the Company.

Item 6. Managements Discussion and Analysis or Plan of Operation

The following discussion should be read together with the consolidated financial statements of FineLine Properties.com, Inc. and the notes to the consolidated financial statements included elsewhere in this Form 10-KSB.

The following discussion contains certain forward-looking statements regarding FINELINES expectations for its business and its capital resources. These expectations are subject to various uncertainties and risks that may cause actual results to differ significantly from these forward-looking statements.

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

RESULTS OF OPERATIONS

Because of its continuing development of characters and character groups, FineLine had only $12,780 in revenue in 2001 and had expenses of $464,647. Roughly 58% of those expenses went to selling, general, and administrative cost including trademarks. In addition, in 2004 the Company determined that certain trademarks held by the Company should be written down to $1 on its financial statements due to the age of the marks. The Company reflected this write down retroactively in 2001 in the amount of $1,879,999. The results of operation in 2001 was a loss of $2,331,866. This resulted in a loss per share of $.06.

SALES, GENERAL AND ADMINISTRATIVE

Sales expenses reflect an increase in marketing efforts and travel directly related to the establishment of a presence in the cartoon business and increased licensing activities. Legal fees related to obtaining trademark protection increased as more characters and character groups were added to the Companys inventory of available characters. The Company had no current liabilities at the end of 2001.

INCOME TAX LOSSES

The company has net operating losses for federal income tax purposes of $4,612,012. The losses are due to expire for tax purposes in the amount of $512,034 in tax year 2012, $696,401 in tax year 2013, $649,421 in tax year
2014, $412,270 in tax year 2015, and $2,341,886 in tax year 2016. The
Companys realization of the value of these tax losses depends on generating future taxable income. The Company will need to achieve a minimum annual taxable income, before deduction of operating loss carry forwards can be utilized. We believe this is achievable, with our current inventory and continued introduction of new characters.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a net loss of $2,341,866 for the year ended December 31, 2001 against revenue of $12,780 for the same period. In order to maintain current levels of operations, the Company will need to secure additional funding sources to meet its operating expenses. Such funding sources may include, but are not limited to, private placements of common or convertible equities, placement of debt with banks, private or public investors, or other lending institutions.

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

WE HAVE EXPERIENCED, AND MAY CONTINUE TO EXPERIENCE, MINIMAL REVENUES DUE
TO DELAYS IN CONSUMATING LICENSING AGREEMENTS. While licensing opportunities continue to be sought, the Company cannot be certain that it will be able to consummate theses agreements and if it can when the revenues from these agreements will be received.

IF WE ARE UNABLE TO RAISE ADDITIONAL FUNDS, WE MAY BE REQUIRED TO DEFER NEW CHARACTER GROUPS AND REDUCE OVERHEAD SIGNIFICANTLY. We continue in negotiations with agents and potential licensee; however in 2001 minimal revenues were generated from any licensing arrangements pursued by the Company. We believe we will need additional funding in order to continue character development and promotion. If we are unable to generate licensing revenues in a timely manner we will need to raise additional funds through the sale of equity or debt securities in private or public financing or through strategic partnerships in order to meet our needs and achieve profitability. There can be no assurance that such alternate funds can be obtained or, if obtained that they will be available on favorable terms.

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

FLUCTUATIONS IN OPERATING RESULTS MAY RESULT IN UNEXPECTED REDUCTIONS IN REVENUE AND STOCK PRICE VOLATILITY. We operate in an industry that is subject to significant fluctuations in operating results from quarter to quarter, which may lead to unexpected reductions in revenues and stock price volatility. Factors that may influence our quarterly operating results include:

o the introduction of financially successful cartoon characters by us and our competitors;
o      our ability to produce and market are cartoon characters;
       and
o      our ability to create appealing cartoon characters.

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

OUR PROPRIETARY CHARACTERS AND CHARACTER GROUPS MAY NOT BE ADEQUATELY PROTECTED FROM UNAUTHORIZED USE BY OTHERS, WHICH COULD INCREASE OUR LITIGATION COSTS AND ADVERSELY AFFECT NET REVENUES. Our ability to compete with other cartoon creators depends in part upon our creativity and the protection of the use of our creative product. Unauthorized use by others of our characters and character groups could result in an increase in competing products and a reduction in our licensing revenues. We rely on trademark and copyright laws to protect our characters. We cannot be certain, however, that these precautions will provide meaningful protection from unauthorized use by others. If we must pursue litigation in the future to enforce our intellectual property rights, we may not prevail and will likely make substantial expenditures and divert valuable resources. In addition, many foreign countries laws may not protect us from improper use of our characters overseas. We may not have adequate remedies if our proprietary rights are breached.

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

FORWARD-LOOKING STATEMENTS

This report on Form 10-KSB includes "forward-looking statements" within the meaning of SECTION 27A of the Securities Act of 1933 and SECTION 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of our existing capital resources and our ability to raise additional capital to fund cash requirements for future operations, (ii) uncertainties involved in the rate of growth and acceptance of our characters and character groups, (iii) volatility of the stock market, particularly within the entertainment and promotion sector, and the ability to use our capital stock as a currency for acquisitions, and (iv) general economic conditions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot give any assurance that such expectations reflected in these forward-looking statements will prove to have been correct.

We cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-KSB after the date of this report.

Item 7.     Financial Statements


FineLine Properties.com, Inc.
(A Development Stage Company)

FINANCIAL STATEMENTS
December 31, 2001

                              CONTENTS
                                                              Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
   FIRM                                                        F-1

FINANCIAL STATEMENTS

  Balance Sheets                                               F-2

  Statements of Operations                                     F-4

  Statement of Shareholders Equity                            F-5

  Statements of Cash Flows	     	                           F-8


NOTES TO FINANCIAL STATEMENTS                         F-10 to F-15




Pollard-Kelley Auditing Services, Inc.
Auditing Services
3250 West Market St, Suite 307,
Fairlawn, OH 44333 330-864-2265


Report of Independent Registered Public Accounting Firm


Fineline Properties.Com, Inc.
(A Development Stage Company)
Kent, Ohio

We have audited the accompanying balance sheets of Fineline Properties.Com, Inc. (A Development Stage Company) as of December 31, 2001, and the related statements of income, changes in stockholders? equity, and cash flows for each of the one years in the period ended December 31, 2001. These financial statements are the responsibility of the Company?s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company has not generated significant revenues or profits to date. This factor Among others may indicate the Company will be unable to continue as a going concern. The Company?s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2001, and the results of its operations and its cash flows for the one year in the period December 31, 2001, in conformity with U.S. generally accepted accounting standards.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

Fairlawn, Ohio
September 30, 2004






					F-1


FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
Balance Sheet

December 31, 2001


ASSETS
Current Assets

       Cash				$         411


Total Current Assets			   		$        411

Fixed Assets

Furniture and fixtures			350,884
Equipment				 	 25,869
Leasehold improvements		  	  5,556
              	382,309
Less Accumulated depreciation	     (299,400)
        								 82,909
Other Assets
       Trademarks					1
Other		 			       15,775
 Organization costs net of
 Accumulated amortization of $2,000     500
      			       	 			 16,276
Total Assets						       99,596


LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities

Total Current Liabilities				 $          -

Long Term Liabilities

       Shareholder loan        	986,252
       Loan payable	          	 15,500
     								    1,001,752

Stockholders Equity

Preferred stock, $.001 par value,
authorized 1,000,000, issued and
outstanding none                         -

Common stock, $.001 par value,
 authorized 40,000,000 shares, issued
 and outstanding 42,011,781		42,012
Additional contributed capital   4,529,858

Deficit accumulated during the
  development stage	        (5,474,026)
     (902,156)

Total Liabilities and Stockholders Equity 	 $	 99,596




See accompanying notes to financial statements.












































F-3

FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
Statement of Income
For the Year Ended December 31, 2001 and from January 12, 1998
(Inception), Through December 31, 2001 (Since Inception)

       Year Ended
       December 31      Since
          	    2001  	   Inception
Revenue					 $       	12,780  $       	35,324

Costs and Expenses

Selling, general and administrative			283,523         1,919,195
Officers salaries					 90,000    	      875,660
Depreciation						 74,850           299,400
Amortization of trademarks			       16,274           535,096
Write-down of trademarks 			    1,879,999         1,879,999
							    2,344,646         5,509,350

Net Loss		  			  $      (2,331,866) $    (5,474,026)

Loss per share		  		  $  	        (0.06)

Weighted average number of shares Outstanding 40,947,615


See accompanying notes to financial statements.
























F-

FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
Statement of Stockholders Equity
From January 12, 1998 (Inception) through December 31, 2001

    Deficit
         Accumulated
       										 Additional     During
       							  Common Stock 	Contributed    Development
             						Shares  Amount  	Capital 	     Stage  	  Total
May 1996 - Pre Public Company

Stock issued for services			   3,000,000   3,000      537,000 		 	-        540,000
Stock issued for acquisition of WedgeTM         80,000      80      199,920               -        200,000
Stock issued  for acquisition of MoodiesTM   1,075,000   1,075    2,148,925               - 	 2,150,000

Balance December 31, 1996	    		   4,155,000   4,155    2,885,845               -      2,890,000

Stock issued for services       		     434,790     435      108,227               -        108,662
Stock sales						      22,040      22       55,078               -         55,100
Net loss						   	     -      -            -		 (512,034)    (512,034)

Balance December 31, 1997    			   4,611,830   4,612    3,049,150          (512,034)   2,541,728

Public Company
Stock sales						   4,533,647   4,534      245,245                -       249,779
Net loss					                 -       -           -	     (1,257,185)  (1,257,185)

Balance December 31, 1998    			   9,145,477   9,146    3,294,395	     (1,769,219)   1,534,322

Stock sales						     602,379     602      425,553                 -      426,155
Stock issued for services		         6,850,250   6,850      246,453                 -      253,303
Stock issued per Anti-dilution agreement       100,000     100        (100)			  -           -
Net loss				                       -       -           -	       (814,421)    (814,421)

Balance December 31, 1999			  16,698,106  16,698   3,966,301         (2,583,640)   1,399,359

Stock sales						   5,805,833   5,806     296,778                  -	   302,584
Stock issued for services		           780,000     780       5,922                  -        6,702
Stock issued per Anti-dilution agreement     4,150,000   4,150      (4,150)                 - 		  -
Net loss					                 -       -           -            (558,520)   (558,520)

Balance December 31, 2000			  27,433,939  27,434    4,264,851 		(3,142,160)   1,150,125

Stock sales						   7,952,980   7,593      270,098                  -      278,051
Stock issued for services		         1,534,195   1,534           -                   -	      1,534
Stock issued per Anti-dilution agreement     5,374,000   5,374       (5,374)                 -           -
Rescission    					    (283,333)   (283)         283                  -           -
Net loss					                 -       -           -		(2,331,866)  2,331,866)

Balance December 31, 2001  			  42,011,781   42,012   4,529,858         (5,474,026)   (902,156)



















F-6



FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
Statement of Cash Flows
For the Year Ended December 31, 2001
and from January 12, 1998 (Inception),
through December 31, 2001 (Since Inception)
 								Year Ended
       December 31,	 Since
   2001         Inception
CASH FLOWS FROM OPERATION ACTIVITIES

Cash received from customers			 $       12,288	$    34,832
Cash paid to suppliers				       (281,498)    1,174,960)
Cash Used by Operating Activities			 (269,210)   (1,140,128)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets				    6,360)	     (9,759)
Cash Used by Investing Activities			   (6,360)	     (9,759)

CASH FLOWS FROM FINANCING ACTIVITIES

Sale of stock						  278,051	   1,256,569
Advances/(Payments) shareholders		          8,709	    (121,771)
Proceeds of loan					             -	      27,000
Payments on loan						  (11,500)       (11,500)
Cash From Financing Activities        		  275,260 	   1,150,298

Net (Decrease) Increase in Cash		           (310)           411

Cash and Cash Equivalents at Beginning of Period       721             -
Cash and Cash Equivalents at End of Period	 $     411	 $       411

Reconciliation of Net Income to Cash Used in
Operation Activities

Net Loss							$(2,344,646)$(6,217,226)

Items not requiring cash
Depreciation					          74,850       299,400
Amortization					          16,274	     535,096
Write-Down of Trademarks				 1,879,999     1,879,999
Stock for services			           	     1,534 	     921,856
Increase in Accrued salaries and expenses          102,287     1,440,747
Decrease in Accounts receivable				 492             -

Cash Used in Operations					 $ 269,210) $ (1,140,128)


See accompanying notes to financial statements.
F-9

FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1  HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized January 12, 1988 (Date of Inception) under the laws of the State of Ohio as Fineline Properties, Inc.

On March 30, 1998, the Company effected a merger with FineLine Properties, Inc., a company organized under the laws of the State of Nevada. FineLine Properties, Inc. had no assets or liabilities at the time of the merger. The Company redomiciled its location to the State of Nevada and changed its name to Fineline Properties.Com, Inc.

The Company was authorized to issue 40,000,000 shares of its $.001 par value Common stock at December 31, 2001. The Company had actually issued 42,091,781 shares of its $.001 par value Common stock at December 31, 2001. Subsequently the shareholders authorized increases in authorized shares to 60,000,000 in 2002 and to 150,000,000 in 2003.

The Company is also authorized to issue 1,000,000 shares of its $.001 par value preferred stock.

The Company has had limited operations, and no profits to date. In accordance with generally accepted accounting principles accepted in the United States of America the Company is considered a Development Stage Company.

NOTE 2  ACCOUNTING POLICIES

General The Company uses the accrual method of accounting, recognizing expenses when incurred and recognizing revenues when services are provided and the Company is reasonably sure of collection.

Basic earnings per share are computed using the weighted average number of shares of common stock outstanding.

The Company has not yet adopted any policies regarding payment of dividends. No dividends have been paid since inception.

The Company has not yet adopted certain accounting policies, the effects of not adopting these policies are deemed insignificant.

Cash and Cash Equivalents For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company also considers as cash the amounts held in a savings account by its Chief Executive Officer on its behalf. There have been no

FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 2  ACCOUNTING POLICIES - CONTINUED

payments for taxes or interest for 2001 or for the period from January 12, 1988 (date of inception) through December 31, 2001.

Inventories On June 17, 1998 the Board of Directors decided to write-off the Companys inventory of products acquired previously due to accounting and value considerations. An analysis of the potential future cash flows for the inventory determined that those products were impaired. Accordingly, the inventory was written down to zero reflecting the expected cash flows.

Property and Equipment - Property and equipment are carried at cost. Maintenance, repairs and renewals are expensed as incurred. Depreciation of furniture, fixtures and equipment is provided for using the straight-line method over their estimated useful lives as follows:

	Equipment					5 years
	Furniture and fixtures			5 years

Depreciation expense for the year ended December 31, 2001 was $74,850 and $299,400 since inception.

Intangibles Intangible costs and fixed assets were acquired by issuance of the Companys common stock and recorded at their estimated fair market value at the time of acquisition. Other intangible costs are being amortized over sixty months. The Company wrote down the value of trademarks during 2001 through an amortization charge of $1,879,999 see Note 7.

Organization Costs Cost of Organization of $2,500 has been capitalized and is being amortized over five years.

Income Taxes The Company has experienced losses since inception and as a result there has been no provision for income taxes. The Company has a net operating loss carry forward at December 31, 2001 of $9,400,000. The carry forward is for 15 years and starts to expire in 2012. The Company has not filed its tax returns for 2001.


Non-Cash Transactions The Company assigns value to the non-cash services and acquisitions based on the fair market value of the services and acquisitions received.

FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 2  ACCOUNTING POLICIES ? CONTINUED

Estimates The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 3  LONG TERM OBLIGATIONS

The Company owes its chief executive officer and principal shareholder $986,252 at December 31, 2001. This amount is made up of a combination of accrued salaries, inventory purchase, and advances. It is the policy of the Company to retire these obligations in such a time and manner as profitability allows and to the extent the repayment will not severely impair or adversely affect the Company cash flow. The amounts due are upon demand, and bear no interest. Because of the Company policy and historical cash flow problems these liabilities are classified as long-term.

The Company borrowed, in connection with a stock transaction, $27,000. The note is non-interest bearing. The balance at December 31, 2001 was $15,500.

NOTE 4  RELATED PARTY TRANSACTIONS

The officers and directors of the Company are involved in other business activities and may in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolutions of such conflicts.

The Company has paid certain family members of the officers and directors to perform services for the Company. The amounts paid have been in line with the value of the services performed and are not considered material.

The Company has an agreement with its principal shareholder and chief executive officer in which he shall be issued the necessary Common shares to maintain at all times, 51 to 60% of the total outstanding shares of the Company. As consideration for the shares received, the Company will not pay or accrue any royalties, percentage of revenues or entitlements from the Company character groups. Under this agreement, the Company issued shares as follows:

FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 4  RELATED PARTY TRANSACTIONS  CONTINUED

			Year			Shares Issued
       		1999	   		   100,000
       		2000   		 4,150,000
       		2001 	 		 5,374,000
       		2002 			12,200,000
       		2003 			33,345,000
       		2004 			27,650,000

Subsequent to year end, the Company with the authorization of the Board of Directors, closed the Company bank accounts and deposited the funds in a savings account in the name of the Company and its principal shareholder and chief executive officer.

The Company owes its chief executive officer and principal shareholder $986,252 at December 31, 2001. This amounts is made up of a combination of accrued salaries, inventory purchase, and advances. It is the policy of the Company to retire these obligations in such a time and manner as profitability to the extent the repayment will not severely impair or adversely affect the Companys cash flow. The amounts due are upon demand, and bear no interest. Because of the Companys policy and historical cash flow problems these liabilities are classified as long-term.

NOTE 5  CERTAIN TRANSACTIONS

Stock Transactions Before Merger with Public Company On May 26, 1996 the Company issued 80,000 shares of Common stock as consideration for the acquisition of the trademark and rights to a product called the WedgeTM valued at $200,000. The Company also issued 1,075,000 shares of Common stock as consideration for the acquisition of the trademarks, rights and certain related fixed assets to the Characters called The MoodiesTM , The Taste BuddiesTM as well as certain Lottery Trademarks. The acquisition was valued at $2,721,983.

On April 30, 1997, the Company issued 414,790 shares of Common stock as consideration for certain services valued at $160,321.

On January 17, 1998 the Company issued to its founders 3,000,000 shares of Common stock for their start up efforts. The services were valued at $540,000. These shares are treated as issued from May 1996.

Stock Transactions After Merger with Public Company On January 9, 1999 the Company issued 3,400,000 shares of Common stock for certain trademarks and business development valued at $1. The Company also issued 20,000 shares of Common stock

FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 5  CERTAIN TRANSACTIONS- CONTINUED

valued at $2,000. On June 22, 1999 the Company issued 250 shares of Common stock for services valued at $250. On August 10, 1999 the Company issued 2,600,000 shares of Common stock for trademark development valued at $1.
On August 31, 1999 the Company issued 480,000 shares of Common stock services valued at $250,000. On October 15, 1999 the Company issued 4,000 shares of Common stock for trademark work valued at $1. On December 20, 1999 the Company issued 400,000 shares of Common stock for services valued at $800.

On February 1, 2000, the Company issued 15,000 shares of Common stock for services valued at $1,500. Also, the Company issued 1,700,000 shares of Common stock for trademark development valued at $1. On February 16, 2000, the Company issued 10,000 shares of Common stock for services valued at $1,000. On March 22, 2000, the Company issued 15,000 shares of Common stock for services valued at $1,500. On May 19, 2000 the Company issued 740,000 shares of Common stock in exchange for an interest free, unsecured note. This loan fee was valued at $2,700.

On January 6, 2001, the Company issued 950,000 shares of Common stock for services valued at $950. On July 9, 2001 the Company issued 584,195 shares of Common stock for services valued at $584.

On April 11, 2002, the Company issued 940,000 shares of Common stock for services valued at $940. On August 26, 2002 the Company issued 1,815,000 shares of Common stock for services valued at $1,815. On September 12, 2002, the Company issued 3,195,000 shares of Common stock for services valued at $3,195. On October 13, 2002, the Company issued 500,000 shares of Common stock for services valued at $500. On November 13, 2002, the Company issued 5,205,000 shares of Common stock for services valued at $5,205.

On May 12, 2003, the Company issued 760,000 shares of Common stock for services valued at $760. On December 19, 2003, the Company issued 1,240,000 shares of Common stock for services valued at $1,240.

NOTE 6  GOING CONCERN

The Company has not generated significant revenues or profits to date. This factor among others may indicate the Company will be unable to continue as a going concern. The Company?s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing.
The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 7  SUBSQUENT EVENTS

Between January 1, 2002 and September 30, 2004 the Company has issued 142,453,239 additional shares of Common stock.

On February 23, 2003, the Company made a settlement with a third party to a dispute over a breach of marketing agreement. The settlement requires the Company to pay $250,000 with interest at 10% within two years of the settlement. Security for the agreement is the KootiesTM product line revenue stream. The Company has made no payments under this agreement to date.

During 2004, the Company performed an analysis of its trademarks as required by newly established generally accepted accounting principals to determine if there had been any impairment of value. It was determined, in view of the holding period to date and the lack of development of a material revenue stream, the trademarks would be written down to a nominal value of $1. The financial statements for the year ended December 31, 2001 have been prepared as if this write down had occurred on January 1, 2001.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act.

Our directors and executive officers and their ages as of December 31, 2001 are as follows:

Name                         Age                Position

Robert V. Petry              56                Chairman  of  the
                                           Board, President

Carl White.                  46                 Director, Vice
                                           President

Sidney Rudick                66                Secretary of
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

1975 - 1988, President, RVPetry Enterprises, Inc., Kent, Ohio. Owned and operated this real estate investment company which located and financed various real estate ventures in the Kent, Fairlawn areas on a company owned as well as multi-partnership basis for varied speculation, income, growth and tax shelter variables in differing percentages of ownership. The company bought, sold and owned properties ranging from farms to small mall outlets and both single and multi-residential properties under varied methodologies and participation levels.

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

         In October 1998, counsel for the United States Securities and Exchange Commission (the "Commission") advised Mr. Robert V. Petry in writing that the staff of the Commission had made a preliminary determination to recommend to theCommission that it authorize the staff to file a civil enforcement action against Robert V. Petry in an appropriate United States District Court for violations of Section 5 of the Securities Act of 1933 seeking injunctive relief, disgorgement, penalties and prejudgment interest. The staffs recommendation was based on Robert V. Petrys alleged actions in connection with Interactive Multimedia Publishers, Inc. including among other things his direct or indirect sales of securities of IMP when no registration statement was in effect as to IMPs securities. Mr. Petry received 450,000 unregistered shares of IMP common stock for introducing the President of IMP to a third party, who acted as a stockbroker for the company. Mr. Petry subsequently sold these unregistered shares through his own nominee accounts. In November 1999, Final Judgment of Permanent Injunction and Other Relief as to Robert Petry was rendered by the United States District Court for the Northern District of Ohio, Eastern Division, and Mr. Petry was ordered to pay a small civil penalty for the sale of these shares.

Carl White

1977 - 1982, Producer, Director of Prime Time Programming, Major Market Video Productions, Inc., Long Beach, California.

Responsible for the selection properties as well as editing of purchased properties for cable television broadcast in the Southern California region. Supervised a staff of eight employees in the production department and reported directly to the Vice President of Program Development / Marketing of thecompany. Duties included serving on the finance committee and interfacing with the editing department as well as outside contact with cable companies. Attended and organized trade show participation, presentations and assisted in marketing program development and implementation.

1982 - 1984 Distribution Manager, First Tell, Inc., Hollywood, California. Organized and arranged the distribution of video properties in the Western Region of the United States, California, Nevada, Colorado, Washington, New Mexico and Utah, to cable television stations of video programming as well as selected movies. Opened up markets in Utah, Washington and New Mexico for the distribution of product, as well as expansion of the companys programming lines to include movies.

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

1996 - 2004, Director FineLine Properties.com, Inc. Mr. White resigned as a member of the Board of Directors in 2004, prior to the filing of this report.

Sidney Rudick

1946 - 1950, Furniture Manager, Hearns Department Store, Bronx, New York. Began as a trainee working various departments within the department store and was promoted to Manage the furniture and furnishings department after two years. Reported directly to the Floor Manager.

1950 - 1955, Electronics and Furnishings Manager, R.H. Macys, Manhattan, New York. Managed these departments at Macys Herald Square location in Manhattan. Responsibilities included personnel management, inventory and promotional venues. Increased floor revenues per square foot to equal the higher volume cosmetics and personal beauty aids departments. Oversaw a department of 24 people.

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

1996 - 2004, Secretary - Treasurer - Director, FineLine Properties, Inc., Mr. White resigned as an officer and as a member of the Board of Directors in 2004, prior to the filing of this report.

Compliance with Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ. There has been no change in ownership of officers, directors or ten-percent holders since originally filed.

Item 10.          Executive Compensation.

Summary Compensation Table

The following table sets forth the compensation paid to the Companys chief executive officer and each of the other executive officers of the Company who received compensation.


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

Employment Arrangement

The Company entered into five-year employment agreement with Robert Petry Effective June 1, 1996 and other executives. The agreements require each of these individuals to devote their entire productive time, ability and attention to the business of the Company during the term of the agreement.
As of the dateof this agreement, they provide for the payment of a base salary of $90,000.00 to Mr. Petry, with the aforementioned salary from the date of the agreement deferred until May 31, 2001. That amount has since been further deferred. During the indicated period Mr. Petry is paid expenses only for business directly associated with the administration and running of the Company. The agreement also provides for automatic adjustments to base salary and cash bonuses from the Company upon the satisfaction of certain performance goals based upon gross sales by the Company during a rolling 12 month period. Employment agreement between the Company and Mr. White and Mr. Rudick call for these individuals to be compensated at the rate of $55,000.00 as base salary with performance options starting in January 2001.

Director Compensation

There were no arrangements pursuant to which any director of the Company was compensated for any service provided as a director. In addition, no such arrangement is contemplated for the foreseeable future, as the Companys only directors are its current executive officers.

Information Concerning Stock Options

There were no Warrants exercised during the year and there were no outstanding Warrants as of December 31, 2001.

Item 11.    Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of December 31, 2001, the beneficial ownership of the Companys Common Stock by (i) the only persons who own of record or are known to own, beneficially, more than 5% of the Companys Common Stock; (ii) each director and executive officer of the Company; and (iii) all directors and officers as a group. Unless otherwise indicated, each such person has the sole voting and investment power with respect to the shares owned.
The address of each person listed is in care of FineLine Properties.com, Inc., 110 South Water Street, Kent, Ohio 44240.

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


Item 12.          Certain Relationships and Related Transactions.

The officers and directors of the Company are involved in other business activities and may in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolutions of such conflicts. The Company has paid family members of officers and directors to perform services for the Company. The amounts are in line with the value of the services performed and are not considered material. During 2001 the Company issued 6,000,000 shares of its Common Stock to its chief executive officer, an additional 288,000 shares of its Common Stock to an entity controlled by the chief executive officer, and 192,000 shares of its common stock to an entity controlled by a director of the company. These issues were for trademark development and consulting services. In addition the outside directors of the company received 20,000 shares of Common Stock for their services as directors.


Item 13.          Exhibits, Financial Statement Schedules and Reports on
Form 8-K

       Exhibit 31 	 Certification of Chief Executive Officer

	  Exhibit 32	Certification of Chief Executive Officer and Chief
Financial Officer pursuant to 18 U.S.C. SS. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: November 18, 2004


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                              Date

_/s/ Robert V. Petry    Chairman of the Board    November 18, 2004
--------------------
     Robert V. Petry

_/s/ Robert Brauning    Director                 November 18, 2004
--------------------
     Robert Brauning




Exhibit 31                      CERTIFICATIONS

I, Robert Petry, Chief Executive Officer and Chief Financial Officer of FineLine Properties.com, Inc. (the "Company" or "Registrant) certify that:

1. I have reviewed this annual report on Form 10-KSB of the Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Aqua Dyne, Inc. and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, is made known to us by others within Company, particularly during the period in which this report is being prepared;
         b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
         (c) Evaluated the effectiveness of the registrants Disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
        (d) Disclosed in this report any change in the registrants internal control over financial reporting that occurred during the Companys fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Companys internal control over financial reporting; and

5. The Registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls;

and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6. The Registrants other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 18, 2004
/s/ Robert Petry
-----------------------------
Robert Petry, Chief Executive
Officer and Chief Financial Officer




Exhibit 32 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SS. 1350 ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of FineLine Properties.com, Inc. (the "Company") on Form 10-KSB for the fiscal year ended December 31, 2001 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert Petry, Chief Executive Officer and Chief Financial Officer, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Robert Petry
--------------------------------------
Robert Petry
Chief Executive Officer and
Chief Financial Officer
November 18, 2004