Form 10KSB
period 2002-12-31
FINELINE PROPERTIES INC
filed 2004-11-26
CIK 1037321

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-KSB


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT Of 1934
For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the fiscal year ended December 31, 2001 totaled $12,780 and for fiscal year ended December 31, 2002 there were no revenues.

As of December 31, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the average of the closing bid and asked prices on such date) was approximately $434,862.

As of December 31, 2002, the registrant had outstanding 67,446,781 common shares and no preferred shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.




TABLE OF CONTENTS

											   Page Number
                                     PART I

ITEM 1.  Description of Business........................................      3
ITEM 2.  Description of Property........................................     19
ITEM 3.  Legal Proceedings..............................................     19
ITEM 4.  Submission of Matters to a Vote of Security Holders............     19

                                     PART II
ITEM 5.  Market for the Company's Common Equity and Related Stockholder
                  Matters...............................................     19
ITEM 6.  Management's Discussion and Analysis of Financial Condition or
                  Plan of Operations....................................     20
ITEM 7.  Financial Statements...........................................     25
ITEM 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure...........................................     39

                                    PART III
ITEM 9.  Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act ......................     39
ITEM 10. Executive Compensation ........................................     43
ITEM 11. Security Ownership of Certain Beneficial Owners and Management.     45
ITEM 12. Certain Relationships and Related Transactions.................     46
ITEM 13. Exhibits and Reports on Form 8-K...............................     46

SIGNATURES..............................................................     47











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

         Our Key Products

The Company's key products consist of the cartoon character groups it has created.
                  The Moodies(TM)

The Moodies(TM) were developed to reflect human moods and emotions such as happiness, sadness, being broke, extravagance, etc. The nine cartoons in this character group (Happy(TM), Angry(TM), Extravagant(TM), Penniless(TM),Innocent(TM), Sad(TM), Ornery(TM), Worried(TM), Sexy(TM). Through the promotional efforts of Marvel Entertainment, they have appeared on over 450 licensed products in over 20 countries as well as in promotions for the Wendy's Hamburger chain, Kellogg's Rice Krispies, Daiwa Securities of Japan, and Tom McCann shoes. These characters are targeted at all age groups.

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

Based on the current motorcycle craze, The Hogstturrs(TM) are a cartoon
Family of 17 characters with personality types such as: Boss Hog(TM), Athletic Hog(TM), Grandma Hog(TM), Grandpa Hog(TM), Lucky Hog(TM), Doc Hog(TM), Sexy Hog(TM), Bubba Hog(TM), Hot Dog Hog(TM), Warrior Hog(TM), Humble Hog(TM), Rodeo Hog(TM), Butler Hog(TM), Hard Luck Hog(TM), Professor Hog(TM), Bodybuilder Hog(TM), and Construction Hog(TM). These characters are targeted at young adults and adults.

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

Drawn to reflect various depictions of the Millennium Bug, the six Y2K(TM)characters with names such as Shrug(TM), Crystal(TM), etc., are targeted at all age groups. The Y2K(TM)character group was licensed to Boein Co., Ltd., a division of Intersac, Ltd. of Seoul, Korea for the country of Korea, with agent representation rights for the Pacific Rim countries. In addition, Boein Co., Ltd. has options on other Company cartoon character groups which the Licensee can proceed to represent officially for a fee, based upon the area(s) of usage as well as territory(s).

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

These 15 characters are named - Scanner(TM) - Plug(TM) and Play(TM) Laptop(TM), Power Strip(TM), Floppy Disk(TM), Hard Drive(TM), Monitor(TM),
Speaker(TM), Printer(TM), Keyboard(TM), Touch Pad(TM), Mouse(TM), Modem(TM), CD Rom(TM)and were developed as a result of the high interest children have in computers. The Company is developing storyboards with the Computoons(TM) interacting with children and each other. Targeted at preschool and grades one through four, these characters are in developmental storyboard, book and product stages

   eKids(TM)

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

Recent Developments

The Company completed the installation and began marketing merchandise displaying its cartoon characters through its e-commerce store in 1999. While the store has generated some excitement, initial sales results have not been encouraging. No revenue was generated through the e-commerce store in 2003.

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

Competition

The Company's competition for its various cartoon characters includes such companies as Disney, Warner Brothers, DIC Entertainment, Mainframe Entertainment, Dreamworks and other internationally known cartoon firms in the forefront of the industry. Due to the already established positioning of these firms as well as their long-standing network television, movie industry, licensing, merchandising arrangements and consumer awareness. These companies, as a result of their long-standing associations and past cartoon successes have developed networks of distribution, advertising support, products in the market, products consistently being aired on television as well as released in major motion picture theaters. As basically self-contained operations which can take a concept or idea all the way from that status through story development, internal character design, storyboards, script, animation, filming and readiness for release (using established distribution channels for the finished product, toy, game and allied product merchandising as well as in place licensing affiliations), these companies have a major edge over Fineline Properteries.com, Inc. As a result of this positioning, the management at the Company does not view these companies as its direct competition in that their (major studios), cartoon properties are considered as established brands.

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

Employees

The Company employed five full time employees and eleven part-time contract artists, programmers and designers in 2002. Three full time employees were working management employees. The Company's performance is substantially dependent on the performance of its President, Robert Petry. In particular, the Company's success depends on his ability to develop, design and market the company's products.

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

None during 2002
                                     PART II

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

                               Common Stock
     			2001            	High               Low
         	First Quarter        	$0.11             $0.03
         	Second Quarter          $0.16             $0.09
         	Third Quarter           $0.18             $0.06
         	Fourth Quarter          $0.14             $0.06

			2002              High                Low

         	First Quarter           $0.09             $0.03
         	Second Quarter          $0.09             $0.025
         	Third Quarter           $0.07             $0.025
         	Fourth Quarter          $0.035            $0.01

During the last two years, no dividends have been paid on the Company's stock and the Company does not anticipate paying any cash dividends in the foreseeable future. Although it is the Company's intention to utilize all available funds for the development of the Company's business, no restrictions are in place that would limit or restrict the ability of the Company to pay dividends.

Recent Sales of Unregistered Securities

During the reporting period, the Company issued 1,580,000 shares of Common Stock under private placements. The monies were used for on-going operations. No single transaction, person or entity received more then 5% of the outstanding Common Stock.

During the reporting period, The Company issued 18,800,000 shares of Common Stock as direct or indirect payment to Directors or Officers of the Company or its associates. Of these shares 18,500,000 shares went directly to Robert V. Petry, as additional recognition for his contribution to the various character groups AND UNDER HIS Anti-Dilution Agreement. Mr. Petry is President of the Company and owns more than 10% of the Common Stock of the Company.


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

RESULTS OF OPERATIONS

Because of its continuing development of characters and character groups, FineLine had no revenue in 2002 and had expenses of $264,792. Roughly 65% of those expenses went to selling, general, and administrative cost including trademarks. The results of operation in 2002 was a loss of $264,792 and a cumulative loss since inception (January 11, 1988) of $5,738,818. This resulted in a loss per share of $.01 in 2002.

SALES, GENERAL AND ADMINISTRATIVE

Sales expenses reflect an increase in marketing efforts and travel directly related to the establishment of a presence in the cartoon business and increased licensing activities. Legal fees related to obtaining trademark protection increased as more characters and character groups were added to the Company's inventory of available characters. The Company had no current liabilities at the end of 2002.

INCOME TAX LOSSES

The company has net operating losses for federal income tax purposes of $9,403,846. The losses are due to expire for tax purposes in the amount of 512,034 in tax year 2012, $696,401 in tax year 2013, $649,421 in tax year 2014, $412,270 in tax year
2015, and $2,341,886 in tax year 2016. The Company's realization of the value of these tax losses depends on generating future taxable income. The Company will need to achieve a minimum annual taxable income, before deduction of operating loss carry forwards can be utilized. We believe this is achievable, with our current inventory and continued introduction of new characters.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a net loss of $264,792 for the year ended December 31, 2002 against no revenue for the same period. In order to maintain current levels of operations, the Company will need to secure additional funding sources to meet its operating expenses. Such funding sources may include, but are not limited to, private placements of common or convertible equities, placement of debt with banks, private or public investors, or other lending institutions.

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

IF WE ARE UNABLE TO RAISE ADDITIONAL FUNDS, WE MAY BE REQUIRED TO DEFER NEW CHARACTER GROUPS AND REDUCE OVERHEAD SIGNIFICANTLY. We continue in negotiations with agents and potential licensee; however in 2002 no revenues were generated from any licensing arrangements pursued by the Company. We believe we will need additional funding in order to continue character development and promotion. If we are unable to generate licensing revenues in a timely manner we will need to raise additional funds through the sale of equity or debt securities in private or public financing or through strategic partnerships in order to meet our needs and achieve profitability. There can be no assurance that such alternate funds can be obtained or, if obtained that they will be available on favorable terms.

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

OUR PROPRIETARY CHARACTERS AND CHARACTER GROUPS MAY NOT BE ADEQUATELY PROTECTED FROM UNAUTHORIZED USE BY OTHERS, WHICH COULD INCREASE OUR LITIGATION COSTS AND ADVERSELY AFFECT NET REVENUES. Our ability to compete with other cartoon creators depends in part upon our creativity and the protection of the use of our creative product. Unauthorized use by others of our characters and character groups could result in an increase in competing products and a education in our licensing revenues. We rely on trademark and copyright laws to protect our characters. We cannot be certain, however, that these precautions will provide meaningful protection from unauthorized use by others. If we must pursue litigation in the future to enforce our intellectual property rights, we may not prevail and will likely make substantial expenditures and divert valuable resources. In addition, many foreign countries' laws may not protect us from improper use of our characters overseas. We may not have adequate remedies if our proprietary rights are breached.

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

WE WILL FACE ADDITIONAL RISKS AS WE EXPAND INTO INTERNATIONAL MARKETS. We plan to further expand our services to international markets. Expanding into overseas operations may cost more than we expect. We also may be unsuccessful in expanding our presence in international markets, and we might lose all or part of our investment in those operations. As we expand into international operations, we will be increasingly subject to various risks associated with international operations. These risks include the following:

o        management of a multi-national organization,
o compliance with local laws and regulatory requirements, as well as changes in those laws and requirements, restrictions on the repatriation of funds,
o        employment and severance issues,
o        overlap of tax issues,
o the business and financial condition of any overseas business partners,
o        political and economic conditions abroad, and
o        the possibility of
                  - currency controls,
                  - exchange rate fluctuations, or
                  - changes in tax laws, tariffs, and freight
       		rates.

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

Item 7.           Financial Statements

FineLine Properties.com, Inc.
(A Development Stage Company)
FINANCIAL STATEMENTS
December 31, 2002

                              CONTENTS

                                                              Page


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
   FIRM                                                        F-1

FINANCIAL STATEMENTS

  Balance Sheets                                               F-2

  Statements of Operations                                     F-4

  Statement of Shareholders' Equity                            F-5

  Statements of Cash Flows                                     F-8


NOTES TO FINANCIAL STATEMENTS                            F-10 to F-15







Pollard-Kelley Auditing Services, Inc.
Auditing Services
3250 West Market St, Suite 307,
Fairlawn, OH 44333
330-864-2265

Report of Independent Registered Public Accounting Firm

Fineline Properties.Com, Inc.(A Development Stage Company) Kent, Ohio

We have audited the accompanying balance sheets of Fineline Porperties.Com, Inc. (A Development Stage Company) as of December 31, 2002 and 2001, and the related statements of income, changes in stockholders? equity, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2002 and 2001, and the results of its operations and it cash flows for each of the two years in the period ended December 31, 2002, in conformity with U.S. generally accepted accounting standards.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

Fairlawn, Ohio
September 30, 2004








F-1

FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
Balance Sheet
December 31, 2002 and 2001
 								  2002			2001
ASSETS

Current Assets
       Cash						 $   	   	- 	$		411
								--------		----------
Total Current Assets						- 			411

Fixed Assets
       Furniture and fixtures				350,884		  350,884
       Equipment						 25,869 		   25,869
Leasehold improvements	  				  5,556		    5,556
								--------		----------
								382,309 		  382,309
Less Accumulated depreciation			     (374,251)		 (299,400)
								---------		----------
						         	  8,058 		   82,909
Other Assets
       Trademarks							1			  1
Other 								-		   15,775
Organization costs net of accumulated
  amortization of $2,500					-			500
1 16,276
								----------		----------
Total Assets					$ 	  8,059 	$	   99,596
								==========		==========
                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Bank overdrafts					 $	   875	$       	  -

Total Current Liabilities				   875 			  -

Long Term Liabilities
       Shareholder loan				   1,131,777		  986,252
       Loan payable					15,500		   15,500
								--------		-----------
          						   1,147,277 		1,001,752
Stockholders' Equity
       Preferred stock, $.001 par value,
       authorized 1,000,000, issued and
       outstanding 0					     - 			  -

       Common stock, $.001 par value,
  	authorized 65,000,000 shares, issued
F-2
       and outstanding 67,446,781			67,447		   42,012
Additional contributed capital		   4,531,278		4,529,858
Deficit accumulated during the
  development stage				  (5,738,818)	     (5,474,026)
							  ------------	     -------------
							  (1,140,093)		 (902,156)

Total Liabilities and Stockholders'
Equity					    $        8,059 	  $      99,596
							   ============		=============

See accompanying notes to financial statements.


































F-3













FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
Statement of Income
For the Years Ended December 31, 2002 and 2001 and from January 12, 1998 (Inception),
Through December 31, 2002 (Since Inception)

					 		Year Ended   Year Ended
							December 31, December 31, 	 Since
          2002	    2001 	     Inception
Revenue						$	  -     $	12,780   $ 	  35,324

Costs and Expenses

Selling, general and administrative		     	83,668	 283,523   2,002,863
Officers' salaries					90,000 	  90,000     965,660
Depreciation						74,850 	  74,850 	 374,250
Amortization of trademarks				16,274 	  16,274 	 551,370
Write-down of trademarks				   - 	     1,879,999   1,879,999
							----------------------------------------
     								264,792     2,344,646   5,774,142

Net Loss						$   (264,792) $ (2,331,866) $(5,738,818)
							========================================
Loss per share					$ 	 (0.01)
Weighted average number of shares
	Outstanding					  50,989,969






See accompanying notes to financial statements.













F-4

FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
Statement of Stockholders' Equity

From January 12, 1998 (Inception) through December 31, 2002

           Deficit
         												  Accumulated
       										 Additional     During
       							  Common Stock 	Contributed    Development
             						Shares  Amount  	Capital 	     Stage  	  Total
May 1996 - Pre Public Company

Stock issued for services			   3,000,000   3,000      537,000 		 	-        540,000
Stock issued for acquisition of WedgeTM         80,000      80      199,920               -        200,000
Stock issued  for acquisition of MoodiesTM   1,075,000   1,075    2,148,925               - 	 2,150,000
							------------------------------------------------------------------
Balance December 31, 1996	    		   4,155,000   4,155    2,885,845               -      2,890,000

Stock issued for services       		     434,790     435      108,227               -        108,662
Stock sales						      22,040      22       55,078               -         55,100
Net loss						   	     -      -            -		 (512,034)    (512,034)
							-------------------------------------------------------------------
Balance December 31, 1997    			   4,611,830   4,612    3,049,150          (512,034)   2,541,728

Public Company
Stock sales						   4,533,647   4,534      245,245                -       249,779
Net loss					                 -       -           -	     (1,257,185)  (1,257,185)
							-------------------------------------------------------------------
Balance December 31, 1998    			   9,145,477   9,146    3,294,395	     (1,769,219)   1,534,322

Stock sales						     602,379     602      425,553                 -      426,155
Stock issued for services		         6,850,250   6,850      246,453                 -      253,303
Stock issued per Anti-dilution agreement       100,000     100        (100)			  -           -
Net loss				                       -       -           -	       (814,421)    (814,421)
							-------------------------------------------------------------------
Balance December 31, 1999			  16,698,106  16,698   3,966,301         (2,583,640)   1,399,359

Stock sales						   5,805,833   5,806     296,778                  -	   302,584
Stock issued for services		           780,000     780       5,922                  -        6,702
Stock issued per Anti-dilution agreement     4,150,000   4,150      (4,150)                 - 		  -
Net loss					                 -       -           -            (558,520)   (558,520)
							-------------------------------------------------------------------
Balance December 31, 2000			  27,433,939  27,434    4,264,851 		(3,142,160)   1,150,125

Stock sales						   7,952,980   7,593      270,098                  -      278,051
Stock issued for services		         1,534,195   1,534           -                   -	      1,534
Stock issued per Anti-dilution agreement     5,374,000   5,374       (5,374)                 -           -
Rescission    					    (283,333)   (283)         283                  -           -
Net loss					                 -       -           -		(2,331,866)  2,331,866)
							-------------------------------------------------------------------
Balance December 31, 2001  			  42,011,781   42,012   4,529,858         (5,474,026)   (902,156)

Stock sales						   1,580,000    1,580      13,620 			   - 	    15,200
Stock issued for services			  11,655,000   11,655 		 - 			   -      11,655
Stock issued per Anti-dilution agreement	  12,200,000   12,200     (12,200)			   - 		   -

Net loss							     - 	 -		 - 		  (264,792)	  (264,792)
							-------------------------------------------------------------------
Balance December 31, 2002			  67,446,781   67,447   4,531,278 	      (5,738,818) (1,140,093)
							===================================================================


















F-7

FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
Statement of Cash Flows
For the Years Ended December 31, 2002 and 2001 and from January 12, 1998 (Inception),
Through December 31, 2002 (Since Inception)

       Year Ended	  Year Ended
December 31,  December 31,   Since
   2002	     2001      Inception
CASH FLOWS FROM OPERATION ACTIVITIES

Cash received from customers			$        - 	 $   12,288	  $	 34,832
Cash paid to suppliers				   (72,011)	   (281,498)   (1,246,975)

Cash Used by Operating Activities		   (72,011)	   (269,210)   (1,212,143)
							----------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets				   - 	     (6,360)	 (9,759)

Cash Used by Investing Activities			   - 	     (6,360)	 (9,759)
							-----------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES

Sale of stock					    15,200 	    278,051     1,271,769
Advances(Payments) shareholders		    55,525 	      8,709 	(66,242)
Proceeds of loan						   - 		    - 	 27,000
Payments on loan						   - 	    (11,500)	(11,500)

Cash From Financing Activities		    70,725 	    275,260     1,221,027
							------------------------------------------
Net (Decrease) Increase in Cash		    (1,286)		 (310)	   (875)
							==========================================
Cash and Cash Equivalents at Beginning of
       Period						 411 		  721 		-
Cash and Cash Equivalents at End of
       Period					$     (875)	  $     411    $     (875)
							===========================================
Reconciliation of Net Income to Cash
Used in Operation Activities

Net Loss						$ (264,792) $(2,344,646) $ (5,738,818)
Items not requiring cash
  Depreciation					    74,850 	     74,850 	374,250
  Amortization					    16,274 	     16,274 	551,370
  Write-Down of Trademarks				   - 	  1,879,999     1,879,999
  Stock for services				    11,655 		1,534 	921,856

Increase in Accrued salaries and
Expenses						    90,002 	    102,287 	799,200

Decrease in Accounts receivable			 492 		    - 		-
							---------------------------------------
Cash Used in Operations				$  (72,011) $  (269,210) $( 1,212,143)
							=======================================

See accompanying notes to financial statements.


F-9



FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

December 31, 2002 and 2001

NOTE 1  HISTORY AND ORGANIZATION OF THE COMPANY
The Company was organized January 12, 1988 (Date of Inception) under the laws of the State of Ohio as Fineline Properties, Inc.

On March 30, 1998, the Company effected a merger with FineLine Properties, Inc. a company organized under the laws of the State of Nevada. FineLine Properties, Inc. had no assets or liabilities at the time of the merger.
The Company redomiciled its location to the State of Nevada and changed its name to Fineline Properties.Com, Inc.

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












F-10

FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

December 31, 2002 and 2001

NOTE 2  ACCOUNTING POLICIES - CONTINUED

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company also considers as cash the amounts held in a savings account by its Chief Executive Officer on its behalf. There have been no payments for taxes or interest for 2001 or for the period from January 12, 1988 (date of inception) through December 31, 2002.

Inventories On June 17, 1998 the Board of Directors decided to write-off the Company?s inventory of products acquired previously due to accounting and value considerations. An analysis of the potential future cash flows for the inventory determined that those products were impaired. Accordingly, the inventory was written down to zero reflecting the expected cash flows.

Property and Equipment - Property and equipment are carried at cost. Maintenance, repairs and renewals are expensed as incurred.
Depreciation of furniture, fixtures and equipment is provided for using the straight-line method over their estimated useful lives as follows:

	Equipment						5 years
	Furniture and fixtures				5 years

Depreciation expense for the year ended December 31, 2002 and 2001 was $74,850 and $74,850 respectively and $299,400 since inception.

Intangibles Intangible costs and fixed assets were acquired by issuance of the Company?s common stock and recorded at their estimated fair market value at the time of acquisition. Other intangible costs are being amortized over sixty months. The Company wrote down the value of trademarks during 2001 through an amortization charge of $1,879,999 see Note 7.

Organization Costs Cost of Organization of $2,500 has been capitalized and is being amortized over five years.

Income Taxes The Company has experienced losses since inception and as a result there has been no provision for income taxes. The Company has a net operating loss carry forward at December 31, 2001 of $9,580,000. The carry forward is for 15 years and starts to expire in 2012. The Company has not filed its tax returns for 2001.










F-11
FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

December 31, 2002 and 2001

NOTE 2  ACCOUNTING POLICIES ? CONTINUED

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

NOTE 3  LONG TERM OBLIGATIONS

The Company owes its chief executive officer and principal shareholder $1,131,777 and $986,252 at December 31, 2002 and 2001 respectively. This amount is made up of a combination of accrued salaries, inventory purchase, and advances. It is the policy of the Company to retire these obligations in such a time and manner as profitability allows and to the extent the repayment will not severely impair or adversely affect the Company?s cash flow. The amounts due are upon demand, and bear no interest. Because of the Company?s policy and historical cash flow problems these liabilities are classified as long-term.

The Company borrowed, in connection with a stock transaction, $27,000.  The note is non-interest bearing. The balance at December 31, 2002 and 2001 was $15,500.

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

The Company has an agreement with its principal shareholder and chief executive officer in which he shall be issued the necessary Common shares to maintain at all times, 51 to 60% of the total outstanding shares of the Company. As consideration for the shares received, the Company will not pay or accrue any royalties, percentage of revenues or





F-12

FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

December 31, 2002 and 2001

NOTE 4 ? RELATED PARTY TRANSACTIONS ? CONTINUED

entitlements from the Company?s character groups. Under this agreement, the Company issued shares as follows:

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

The Company owes its chief executive officer and principal shareholder $1,131,777 and $986,252 at December 31, 2002 and 2001 respectively. This amount is made up of a combination of accrued salaries, inventory purchase, and advances. It is the policy of the Company to retire these obligations in such a time and manner as profitability to the extent the repayment will not severely impair or adversely affect the Company?s cash flow.
The amounts due are upon demand, and bear no interest. Because of the Company?s policy and historical cash flow problems these liabilities are classified as long-term.

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






F-13
FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

December 31, 2002 and 2001

NOTE 5  CERTAIN TRANSACTIONS- CONTINUED

On January 17, 1998 the Company issued to its founders 3,000,000 shares of Common stock for their start up efforts. The services were valued at $540,000. These shares are treated as issued from May 1996.

Stock Transactions After Merger with Public Company ? On January 9, 1999 the Company issued 3,400,000 shares of Common stock for certain trademarks and business development valued at $1. The Company also issued 20,000 shares of Common stock valued at $2,000. On June 22, 1999 the Company issued 250 shares of Common stock for services valued at $250.
On August 10, 1999 the Company issued 2,600,000 shares of Common stock for trademark development valued at $1. On August 31, 1999 the Company issued 480,000 shares of Common stock services valued at $250,000. On October 15, 1999 the Company issued 4,000 shares of Common stock for trademark work valued at $1. On December 20, 1999 the Company issued 400,000 shares of Common stock for services valued at $800.

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








F-14
FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

December 31, 2002 and 2001

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

NOTE 7  SUBSQUENT EVENTS

Between January 1, 2003 and September 30, 2004 the Company has issued 66,372,708 additional shares of Common stock.

On February 23, 2003, the Company made a settlement with a third party to a dispute over a breach of marketing agreement. The settlement requires the Company to pay $250,000 with interest at 10% within two years of the settlement. Security for the agreement is the KootiesTM product line revenue stream. The Company has made no payments under this agreement to date.

During 2004, the Company performed an analysis of its trademarks as required by newly established generally accepted accounting principals to determine if there had been any impairment of value. It was determined, in view of the holding period to date and the lack of development of a material revenue stream, the trademarks would be written down to a nominal value of $1. The financial statements for the year ended December 31, 2002 and 2001 have been prepared as if this write down had occurred on January 1, 2001.























F-15



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and
Control Persons; Compliance with Section 16(a) of the Exchange
Act.

Our directors and executive officers and their ages as of December 31, 2002 are as follows:

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

1975 - 1988, President, RVPetry Enterprises, Inc., Kent, Ohio. Owned and operated this real estate investment company which located and financed various real estate ventures in the Kent, Fairlawn areas on a company owned as well as multi partnership basis for varied speculation, income, growth and tax shelter variables in differing percentages of ownership. The company brought, sold and owned properties ranging from farms to small mall outlets and both single and multi-residential properties under varied methodologies and participationlevels.

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

         Section 7. Chairman of the Board of Directors. The Chairman of the Board of Directors shall preside at all meetings of the Corporation or adjournments thereof. The Chairman of the Board shall be elected by,and serve exclusively at the discretion of, the Board of Directors, and shall serve a term co-incident with that of all other Board members.
         The Chairman of the Board of Directors shall be the spokesperson for the Board of Directors, unless he or she assigns this duty to another Director. The Chairman of the Board of Directors shall have no special powers other than those explicitly described in this Article.

         In October 1998, counsel for the United States Securities and Exchange Commission (the "Commission") advised Mr. Robert V. Petry in writing that the staff of the Commission had made a preliminary determination to recommend to the Commission that it authorize the staff to file a civil enforcement action against Robert V. Petry in an appropriate United States District Court for violations of Section 5 of the Securities Act of 1933 seeking injunctive relief, disgorgement, penalties and prejudgment interest. The staff's recommendation was based on Robert V. Petry's alleged actions in connection with Interactive Multimedia Publishers, Inc. including among other things his direct or indirect sales of securities of IMP when no registration statement was in effect as to IMP's securities. Mr. Petry received 450,000 unregistered shares of IMP common stock for introducing the President of IMP to a third party, who acted as a stockbroker for the company. Mr. Petry subsequently sold these unregistered shares through his own nominee accounts. In November 1999, Final Judgment of Permanent Injunction and Other Relief as to Robert Petry was rendered by the United States District Court for the Northern District of Ohio, Eastern Division, and Mr. Petry was ordered to pay a small civil penalty for the sale of these shares.

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

1983 - Present, Co-Owner Belmont Heights Manor, Long Beach, California Assisted in the founding of a senior care facility with his mother Mrs. White who secured financing and backing to set up the first 8 person care unit which remained in operation for six years before moving to the present location which maintains and cares for 34 patients. Licensed by the State of California, Belmont Heights Manor has established a reputation for personal care of its residents that has enabled it to secure a clientele of higher income retirees thereby permitting the company to charge rates which allow the operation to maintain its high standards.

1996 - 2004, Director FineLine Properties.com, Inc. Mr. White resigned as a member of the Board of Directors in 2004, before the filing of this report

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

1996 - 2004, Secretary - Treasurer - Director, FineLine
Properties, Inc., Fairlawn, Ohio. Mr. Rdusick resigned as an officer and director of the company prior to the filing of this report.

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




                                                                       					Long-Term
                                                                        					Compensation
                                      Annual Compensation           						Securities
         					  -------------------                          	Other Annual      Underlying
Name and Principal Position          Year           Salary            Bonus        Compensation      Options (#)
 ---------------------------         ----          ------            -----        ------------      -----------
Robert V. Petry,                     2002           90,000             -0-             -0-              -0-
President and Chief Executive
Officer, Chairman of Board

Carl White                           2002           55,000             -0-             -0-              -0-
Vice President, Director

Sidney Rudick
Vice President, Director             2002           55,000             -0-             -0-              -0-

Employment Arrangement

The Company entered into five-year employment agreement with Robert Petry effective June 1, 1996 and other executives. The agreements require each of these individuals to devote their entire productive time, ability and attention to the business of the Company during the term of the agreement. As of the date of this agreement, they provide for the payment of a base salary of $90,000.00 to Mr. Petry, with the aforementioned salary from the date of the agreement deferred until May 31, 2001. All amounts due under the agreement continue to be deferred. During the indicated period Mr. Petry was paid expenses only for business directly associated with the administration and running of the Company. The agreement also provides for automatic adjustments to base salary and cash bonuses from the Company upon the satisfaction of certain performance goals based upon gross sales by the Company during a rolling 12 month period. Employment agreement between the Company and Mr. White and Mr. Rudick call for these individuals to be compensated at the rate of $55,000.00.

Director Compensation

There were no arrangements pursuant to which any director of the Company was compensated for any service provided as a director.
In addition, no such arrangement is contemplated for the foreseeable future, as the Company's only directors are its current executive officers.

Information Concerning Stock Options

There were no Warrants exercised during the year and there were no outstanding Warrants as of December 31, 2002.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of December 31, 2002, the beneficial ownership of the Company's Common Stock by (i) the only persons who own of record or are known to own, beneficially, more than 5% of the Company's Common Stock; (ii) each director and executive officer of the Company; and (iii) all directors and officers as a group. Unless otherwise indicated, each such person has the sole voting and investment power with respect to the shares owned. The address of each person listed is in care of FineLine Properties.com, Inc., 110 South Water Street, Kent, Ohio 44240.

Percent of
Name                    Number of Shares      Outstanding Common
        Stock
------------------  	-----------------	-------------------
Robert V. Petry            37,850,000(1)                    57%
Carl White                     40,000                    .00007%
Sidney Rudick                  31,000                    .00004%

Officers  and  Directors
as a group(3 persons)       37,921,000                    57.02%

-----------
(1)      Includes stock in the name of Robert V. Petry and stock
over which he has control.


Item 12.         Certain Relationships and Related Transactions.

The officers and directors of the Company are involved in other business activities and may in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolutions of such conflicts. The Company has paid family members of officers and directors to perform services for the Company. The amounts are in line with the value of the services performed and are not considered material. During 2002 the Company issued 18,200,000 shares of its Common Stock to its chief executive officer, for trademark development and consulting services and under the Anti-Dilution Agreement. In addition the outside directors of the company received 20,000 shares of Common Stock for their services as directors.

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

        Exhibit 31 	 Certification of Chief Executive Officer

	 Exhibit 32 Certification of Chief Executive Officer and
Chief Financial Officer pursuant to 18 U.S.C. SS. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                   Signatures

        In accordance with Section 13 or 15(d) of the Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned,thereunto duly authorized.

                                FINELINE PROPERTIES.COM, INC.

                                By:/s/ Robert V. Petry
                                       --------------------
                                Name: Robert V. Petry
                               Title: President and Chief
                                      Executive Officer

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
     --------------------
     Robert V. Petry

_/s/ Robert Brauning Director                November 18, 2004
     ---------------
     Robert Brauning




Exhibit 31                      CERTIFICATIONS

I, Robert Petry, Chief Executive Officer and Chief Financial
Officer of FineLine Properties.com, Inc. (the "Company" or
"Registrant) certify that:

1. I have reviewed this annual report on Form 10-KSB of the Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterlyreport;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for FineLine Properties, Inc.:

(a) Designed such disclosure controls and procedures,
or caused such disclosure controls and procedures to be
designed under my supervision, to ensure that material
information relating to the registrant, is made known
to us by others within Company, particularly
during the period in which this report is being
prepared;
(b)	Designed such internal control over financial
reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation
of internal controls which could adversely affect the
registrant's ability to record, process, summarize and
report financial data and have identified for the
registrant's auditors any material weaknesses in
internal controls; and
(b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 18, 2004           /s/ Robert Petry
                                   ---------------------------
                                 Robert Petry, Chief Executive
      Officer and Chief Financial
      Officer







Exhibit 32  CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF
FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SS. 1350 ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of FineLine Properties.com, Inc. (the "Company") on Form 10-KSB for the fiscal year ended December 31, 2001 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert Petry, Chief Executive Officer and Chief Financial Officer, certify, pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

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









35