Form 10KSB
period 2003-12-31
FINELINE PROPERTIES INC
filed 2004-11-26
CIK 1037321

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-KSB


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT Of 1934
For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the fiscal year ended December 31, 2002 totaled zero and for fiscal year ended December 31, 2003 there also were no revenues.

As of December 31, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the average of the closing bid and asked prices on such date) was approximately $258,940.

As of December 31, 2003, the registrant had outstanding 106,169,489 common shares and no preferred shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.































TABLE OF CONTENTS

                                                                                 Page Number
                                     PART I
ITEM 1.  Description of Business.....................................................      3
ITEM 2.  Description of Property.....................................................     24
ITEM 3.  Legal Proceedings...........................................................     25
ITEM 4.  Submission of Matters to a Vote of Security Holders.........................     25

                                     PART II
ITEM 5.  Market for the Company's Common Equity and Related Stockholder
                  Matters............................................................     25
ITEM 6.  Management's Discussion and Analysis of Financial Condition or
                  Plan of Operations.................................................     26
ITEM 7.  Financial Statements........................................................     32
ITEM 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure?????????????????????????????????????????????????????...     51

                                    PART III
ITEM 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
                  with Section 16(a) of the Exchange Act ............................     52
ITEM 10. Executive Compensation .....................................................     55
ITEM 11. Security Ownership of Certain Beneficial Owners and Management .............     57
ITEM 12. Certain Relationships and Related Transactions..............................     58
ITEM 13. Exhibits and Reports on Form 8-K............................................     58

SIGNATURES...........................................................................     59




























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

Drawn to reflect various depictions of the Millennium Bug, the six Y2K(TM) characters with names such as Shrug(TM), Crystal(TM), etc., are targeted at all age groups. The Y2K(TM)character group was licensed to Boein Co., Ltd., a division of Intersac, Ltd. of Seoul, Korea for the country of Korea, with agent representation rights for the Pacific Rim countries. In addition, Boein Co., Ltd. has options on other Company cartoon character groups which the Licensee can proceed to represent officially for a fee, based upon the area(s) of usage as well as territory(s).

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

These 15 characters are named - Scanner(TM) - Plug(TM) and Play(TM) Laptop(TM), Power Strip(TM), Floppy Disk(TM), Hard Drive(TM), Monitor(TM),Speaker(TM), Printer(TM), Keyboard(TM), Touch Pad(TM), Mouse(TM), Modem(TM), CD Rom(TM)and were developed as a result of the high interest children have in computers.
The Company is developing storyboards with the Computoons(TM) interacting with children and each other. Targeted at preschool and grades one through four, these characters are in developmental storyboard, book and product stages

   eKids(TM)

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

None during 2003
                                     PART II

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

Common Stock

     2002                               High            Low

       First Quarter                    $0.09           $0.03
       Second Quarter                   $0.03           $0.09
       Third Quarter                    $0.07           $0.025
       Fourth Quarter                   $0.035          $0.01


      2003                               High            Low

      First Quarter                     $0.06           $0.005
      Second Quarter                    $0.04           $0.005
      Third Quarter                     $0.02           $0.005
      Fourth Quarter                    $0.015          $0.008

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

During the reporting period, The Company issued 2,000,000 shares of Common Stock as direct or indirect payment to Directors or consultants of the Company. The company also issued 33,345,000 shares directly to Robert V. Petry, under the Anti-Dilution Agreement with him and as additional recognition for his contribution to the various character groups. Mr. Petry is President of the Company and owns more than 10% of the Common Stock of the Company. The company also issued 3,377,7098 common shares under private placements for cash during 2003.


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

RESULTS OF OPERATIONS

Because of its continuing development of characters and character groups, FineLine had no revenue in 2003 and had expenses of $433.408. Roughly 95% of those expenses went to selling, general, and administrative cost including trademarks. The results of operations in 2003 was a loss of $433,408 and a cumulative loss since inception (January 11, 1988) of $6,172,724. This resulted in a loss per share of $.01 in 2003.

SALES, GENERAL AND ADMINISTRATIVE

Sales expenses reflect an increase in marketing efforts and travel directly related to the establishment of a presence in the cartoon business and increased licensing activities. Legal fees related to obtaining trademark protection increased as more characters and character groups were added to the Company's inventory of available characters. The Company had no current liabilities at the end of 2003.

INCOME TAX LOSSES

The company has net operating losses for federal income tax purposes of $9,403,846. The losses are due to expire for tax purposes in the amount of 512,034 in tax year 2012, $696,401 in tax year 2013, $649,421 in tax year
2014, $412,270 in tax year 2015, $2,341,886 in tax year 2016, $174,792 in
2017 and $343,408 in 2018. The Company's realization of the value of these tax losses depends on generating future taxable income. The Company will need to achieve a minimum annual taxable income, before deduction of operating loss carry forwards can be utilized. We believe this is achievable, with our current inventory and continued introduction of new characters.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a net loss of $433,408 for the year ended December 31, 2003 against no revenue for the same period. In order to maintain current levels of operations, the Company will need to secure additional funding sources to meet its operating expenses. Such funding sources may include, but are not limited to, private placements of common or convertible equities, placement of debt with banks, private or public investors, or other lending institutions.

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

IF WE ARE UNABLE TO RAISE ADDITIONAL FUNDS, WE MAY BE REQUIRED TO DEFER NEW CHARACTER GROUPS AND REDUCE OVERHEAD SIGNIFICANTLY.

We continue in negotiations with agents and potential licensee; however in 2003 minimal revenues were generated from any licensing arrangements pursued by the Company. We believe we will need additional funding in order to continue character development and promotion. If we are unable to generate licensing revenues in a timely manner we will need to raise additional funds through the sale of equity or debt securities in private or public financing or through strategic partnerships in order to meet our needs and achieve profitability. There can be no assurance that such alternate funds can be obtained or, if obtained that they will be available on favorable terms.

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

FLUCTUATIONS IN OPERATING RESULTS MAY RESULT IN UNEXPECTED REDUCTIONS IN REVENUE AND STOCK PRICE VOLATILITY.

We operate in an industry that is subject to significant fluctuations in operating results from quarter to quarter, which may lead to unexpected reductions in revenues and stock price volatility. Factors that may influence our quarterly operating results include:

* the introduction financially successful cartoon
* characters by us and our competitors;

* our ability to produce and market are cartoon characters; and

* our ability to create appealing cartoon characters.

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

                           FINANCIAL STATEMENTS
                            December 31, 2003

CONTENTS                                                  Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
   FIRM                                                        F-1

FINANCIAL STATEMENTS

  Balance Sheets                                               F-2

  Statements of Operations                                     F-4

  Statement of Shareholders' Equity                            F-5

  Statements of Cash Flows                                     F-9

NOTES TO FINANCIAL STATEMENTS                            F-11 to F-16





Pollard-Kelley Auditing Services, Inc.
Auditing Services
3250 West Market St, Suite 307,
Fairlawn, OH 44333
330-864-2265

Report of Independent Registered Public Accounting Firm

Fineline Properties.Com, Inc.
(A Development Stage Company)
Kent, Ohio

We have audited the accompanying balance sheets of Fineline Porperties.Com, Inc. (A Development Stage Company) as of December 31, 2003 and 2002, and the related statements of income, changes in stockholders? equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company?s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2003 and 2002, and the results of its operations and it cash flows for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting standards.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

Fairlawn, Ohio
September 30, 2004

















F-1















FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
Balance Sheet
December 31, 2003 and 2002

										2003 			 2002
										----			------
ASSETS

Current Assets

Total Current Assets						 $         -	  $        -

Fixed Assets

Furniture and fixtures						       350,884 		350,884
Equipment							              25,869 	       25,869
Leasehold improvements					               5,556            5,556
       ---------		---------
       382,309          382,309
Less Accumulated depreciation				            (382,309)        (374,251)
       ---------		---------
            -             8,058
Other Assets
Trademarks							                   1 			1
Other 						                         -                -
Organization costs net of accumulated
  amortization of $2,500		   		                   -                -
								     		----------		---------
                   								 1	            1
										----------		---------
Total Assets						        $          1 	   $     8,059
										==========		=========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Bank overdrafts							   $          - 	    $      875
Accrued expenses							        295,000                -

Total Current Liabilities					        295,000              875

Long Term Liabilities



Shareholder loan							       1,272,225       1,131,777
Loan payable							          15,500          15,500
-----------		-----------
 1,287,725   	,147,277

Stockholders' Equity

Preferred stock, $.001 par value,
  authorized 1,000,000, issued and
  outstanding 0						                    -               -


Common stock, $.001 par value,
  authorized 150,000,000 shares, issued
  and outstanding 106,169,489					         106,170           6,447

Additional contributed capital				       4,528,332        4,531,278
Deficit accumulated during the
development stage						      	(6,217,226)     (5,738,818)
									     ------------	   ------------
									      (1,582,724)	    (1,140,093)

Total Liabilities and Stockholders' Equity		   $           1 	    $     8,059
										============    ===========







See accompanying note to financial statements.
F-3


FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
Statement of Income
For the Years Ended December 31, 2003 and 2002 and from January 12, 1998 (Inception),
Through December 31, 2003 (Since Inception)

       Year Ended    Year Ended
       December 31,  December 31,  Since
          	   2003		2002      Inception
       ----------	  ----------- -----------
Revenue					$        -   $         -  $	  35,324

Costs and Expenses
Selling, general and administrative    335,350        83,668     2,338,213
Officers' salaries			    90,000	      90,000     1,055,660
Depreciation	          		     8,058        74,850       382,308
Amortization of trademarks                   -        16,274       551,370
Write-down of trademarks                     -             -     1,879,999
-----------	   ----------    ----------
   433,408       264,792     6,207,550
						-----------	   ----------    ----------
Net Loss				   $    (433,408) $   (264,792)  $(6,172,226)
						===========	   ==========    ==========

Loss per share			   $       (0.01)

Weighted average number of shares
outstanding					79,615,427


See accompanying notes to financial statements.



















F-4






FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
Statement of Stockholders' Equity
From January 12, 1998 (Inception) through December 31, 2003






           Deficit
         												  Accumulated
       										 Additional     During
       							  Common Stock 	Contributed    Development
             						Shares  Amount  	Capital 	     Stage  	  Total
May 1996 - Pre Public Company

Stock issued for services			   3,000,000   3,000      537,000 		 	-        540,000
Stock issued for acquisition of WedgeTM         80,000      80      199,920               -        200,000
Stock issued  for acquisition of MoodiesTM   1,075,000   1,075    2,148,925               - 	 2,150,000
							-----------------------------------------------------------------
Balance December 31, 1996	    		   4,155,000   4,155    2,885,845               -      2,890,000

Stock issued for services       		     434,790     435      108,227               -        108,662
Stock sales						      22,040      22       55,078               -         55,100
Net loss						   	     -      -            -		 (512,034)    (512,034)
							-----------------------------------------------------------------
Balance December 31, 1997    			   4,611,830   4,612    3,049,150          (512,034)   2,541,728

Public Company
Stock sales						   4,533,647   4,534      245,245                -       249,779
Net loss					                 -       -           -	     (1,257,185)  (1,257,185)
							-----------------------------------------------------------------
Balance December 31, 1998    			   9,145,477   9,146    3,294,395	     (1,769,219)   1,534,322

Stock sales						     602,379     602      425,553                 -      426,155
Stock issued for services		         6,850,250   6,850      246,453                 -      253,303
Stock issued per Anti-dilution agreement       100,000     100        (100)			  -           -
Net loss				                       -       -           -	       (814,421)    (814,421)
							-----------------------------------------------------------------
Balance December 31, 1999			  16,698,106  16,698   3,966,301         (2,583,640)   1,399,359

Stock sales						   5,805,833   5,806     296,778                  -	   302,584
Stock issued for services		           780,000     780       5,922                  -        6,702
Stock issued per Anti-dilution agreement     4,150,000   4,150      (4,150)                 - 		  -
Net loss					                 -       -           -            (558,520)   (558,520)
							-----------------------------------------------------------------
Balance December 31, 2000			  27,433,939  27,434    4,264,851 		(3,142,160)   1,150,125

Stock sales						   7,952,980   7,593      270,098                  -      278,051
Stock issued for services		         1,534,195   1,534           -                   -	      1,534
Stock issued per Anti-dilution agreement     5,374,000   5,374       (5,374)                 -           -
Rescission    					    (283,333)   (283)         283                  -           -
Net loss					                 -       -           -		(2,331,866)  2,331,866)
							-----------------------------------------------------------------
Balance December 31, 2001  			  42,011,781   42,012   4,529,858         (5,474,026)   (902,156)

Stock sales						   1,580,000    1,580      13,620 			   - 	    15,200
Stock issued for services			  11,655,000   11,655 		 - 			   -      11,655
Stock issued per Anti-dilution agreement	  12,200,000   12,200     (12,200)			   - 		   -

Net loss							     - 	 -		 - 		  (264,792)	  (264,792)
							-----------------------------------------------------------------
Balance December 31, 2002			  67,446,781   67,447   4,531,278 	      (5,738,818) (1,140,093)

Stock sales    					   3,377,708    3,378      30,399                  -      33,777
Stock issued for services     		   2,000,000    2,000          -                   -       2,000
Stock issued per Anti-dilution agreement    33,345,000   33,345     (33,345)                 -          -

Net loss                   				     -       -           -      	  (478,408)   (478,408)

Balance December 31, 2003 			 106,169,489  $106,170  $4,528,332   $    (6,217,226)$(1,582,724)






See accompanying notes to financial statements.











F-5






















FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
Statement of Cash Flows For the Years Ended
December 31, 2003 and 2002 and from January 12, 1998 (Inception),
Through December 31, 2003 (Since Inception)

Year Ended  Year Ended
December 31, December 31, Since
    2003       2002     Inception
----------- ---------- -----------
CASH FLOWS FROM OPERATION ACTIVITIES

Cash received from customers			 $      - 	$	 -  $    34,832

Cash paid to suppliers			         (83,350)   (72,011) (1,330,325)
Cash Used by Operating Activities            (83,350)   (72,011) (1,295,493)
       						 ----------	 --------- ----------
CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	                    -          -       (9,759)

Cash Used by Investing Activities                 -          -       (9,759)

CASH FLOWS FROM FINANCING ACTIVITIES

Sale of stock				          33,777      15,200   1,305,546
Advances/(Payments) shareholders              50,448      55,525      15,794)
Proceeds of loan			                    -          -        27,000
Payments on loan			                    -          -       (11,500)
							------------  ---------- ----------
Cash From Financing Activities		    84,225      70,725   1,305,252
      						------------  ---------- ----------
Net (Decrease) Increase in Cash               	 875      (1,286)         -

Cash and Cash Equivalents at Beginning of
Period							(875)        411          -

Cash and Cash Equivalents at End of
      Period					$       - 	 $    (875) $       -

Reconciliation of Net Income to Cash
Used in Operation Activities
Net Loss						$  (478,408) $(264,792)$(6,217,226)
Items not requiring cash
   Depreciation				            8,058     74,850     382,308
   Amortization			                     -      16,274     551,370
   Write-Down of Trademarks                        -          -    1,879,999
Stock for services			            2,000     11,655     923,856
Increase in Accrued salaries and expenses     385,000     90,002   1,184,200
Decrease in Accounts receivable                    -          -           -
       						------------  ---------  ----------
Cash Used in Operations				$   (83,350)  $(72,011)$(1,295,493)

See accompanying notes to financial statements.
F-10

FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003 and 2002

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












F-11
FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 2  ACCOUNTING POLICIES  CONTINUED

Cash and Cash Equivalents For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company also considers as cash the amounts held in a savings account by its Chief Executive Officer on its behalf. There have been no payments for taxes or interest for 2003 and 2002 or for the period from January 12, 1988 (date of inception) through December 31, 2003.

Inventories On June 17, 1998 the Board of Directors decided to write-off the Company?s inventory of products acquired previously due to accounting and value considerations. An analysis of the potential future cash flows for the inventory determined that those products were impaired. Accordingly, the inventory was written down to zero reflecting the expected cash flows.

Property and Equipment ? Property and equipment are carried at cost. Maintenance, repairs and renewals are expensed as incurred. Depreciation of furniture, fixtures and equipment is provided for using the straight-line method over their estimated useful lives as follows:

	Equipment						5 years
	Furniture and fixtures				5 years

Depreciation expense for the year ended December 31, 2003 and 2002 was $8,058 and $74,850 respectively and $382,308 since inception.

Intangibles Intangible costs and fixed assets were acquired by issuance of the Company?s common stock and recorded at their estimated fair market value at the time of acquisition. Other intangible costs are being amortized over sixty months. The Company wrote down the value of trademarks during 2001 through an amortization charge of $1,879,999 see Note 8.

Organization Costs Cost of Organization of $2,500 has been capitalized and is being amortized over five years.

Income Taxes The Company has experienced losses since inception and as a result there has been no provision for income taxes. The Company has a net operating loss carry forward at December 31, 2001 of $9,922,000. The carry forward is for 15 years and starts to expire in 2012. The Company has not filed its tax returns for 2003.










F-12
FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 2  ACCOUNTING POLICIES  CONTINUED

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

NOTE 3  LONG TERM OBLIGATIONS

The Company owes its chief executive officer and principal shareholder $1,272,225 and $1,131,777 at December 31, 2003 and 2002 respectively. This amount is made up of a combination of accrued salaries, inventory purchase, and advances. It is the policy of the Company to retire these obligations in such a time and manner as profitability allows and to the extent the repayment will not severely impair or adversely affect the Company?s cash flow. The amounts due are upon demand, and bear no interest. Because of the Company?s policy and historical cash flow problems these liabilities are classified as long-term.

The Company borrowed, in connection with a stock transaction, $27,000.  The note is non-interest bearing. The balance at December 31, 2003 and 2002 was $15,500.

NOTE 4 ? RELATED PARTY TRANSACTIONS

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

The Company has an agreement with its principal shareholder and chief executive officer in which he shall be issued the necessary Common shares to maintain at all times, 51 to 60% of the total outstanding shares of the Company. As consideration for the shares received, the Company will not pay or accrue any royalties, percentage of revenues or






F-13
FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 4  RELATED PARTY TRANSACTIONS  CONTINUED

entitlements from the Company?s character groups. Under this agreement, the Company issued shares as follows:

			Year			Shares Issued

       1999   		 	   100,000
       2000  		 	 4,150,000
       2001  		 	 5,374,000
       2002 			12,200,000
       2003 			33,345,000
       2004 			27,650,000

The Company owes its chief executive officer and principal shareholder $1,272,225 and $1,131,777 at December 31, 2003 and 2002 respectively. This amount is made up of a combination of accrued salaries, inventory purchase, and advances. It is the policy of the Company to retire these obligations in such a time and manner as profitability to the extent the repayment will not severely impair or adversely affect the Company?s cash flow. The amounts due are upon demand, and bear no interest. Because of the Company?s policy and historical cash flow problems these liabilities are classified as long-term.

NOTE 5  CERTAIN TRANSACTIONS

Stock Transactions Before Merger with Public Company ? On May 26, 1996 the Company issued 80,000 shares of Common stock as consideration for the acquisition of the trademark and rights to a product called the WedgeTM valued at $200,000. The Company also issued 1,075,000 shares of Common stock as consideration for the acquisition of the trademarks, rights and certain related fixed assets to the Characters called The MoodiesTM , The Taste BuddiesTM as well as certain Lottery Trademarks. The acquisition was valued at $2,721,983.

On April 30, 1997, the Company issued 414,790 shares of Common stock as consideration for certain services valued at $160,321.










F-14
FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

December 31, 2003 and 2002

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











F-15

FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE 5  CERTAIN TRANSACTIONS- CONTINUED

On May 12, 2003, the Company issued 760,000 shares of Common stock for services valued at $760. On December 19, 2003, the Company issued 1,240,000 shares of Common stock for services valued at $1,240.

NOTE 6  LITIGATION

On February 23, 2003, the Company made a settlement with a third party to a dispute over a breach of marketing agreement. The settlement requires the Company to pay $250,000 with interest at 10% within two years of the settlement. Security for the agreement is the KootiesTM product line revenue stream. The Company has made no payments under this agreement to date.

NOTE 7  GOING CONCERN

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

NOTE 8 ? SUBSQUENT EVENTS

Between January 1, 2004 and September 30, 2004 the Company has issued 28,038,750 additional shares of Common stock.

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












F-16

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Our directors and executive officers and their ages as of December 31, 2003 were as follows:

Name                         Age                Position

Robert V. Petry              57			Chairman of  the
                                                Board, President

Carl White.                  47                 Director, Vice
                                                President

Sidney Rudick                67                 Secretary of Board,
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

                                                                                                     Long-Term
                                                                                                     Compensation
                                      Annual Compensation                                            Securities
                                      -------------------                          Other Annual      Underlying
Name and Principal Position          Year           Salary            Bonus        Compensation      Options (#)
 ---------------------------         ----           ------            -----        ------------      -----------
Robert V. Petry,                     2003           90,000             -0-             -0-              -0-
President and Chief Executive
Officer, Chairman of Board

Carl White                           2003           55,000             -0-             -0-              -0-
Vice President, Director

Sidney Rudick
Vice President, Director             2003           55,000             -0-             -0-              -0-

Employment Arrangement

The Company entered into five-year employment agreement with Robert Petry effective June 1, 1996 and other executives. The agreements require each of these individuals to devote their entire productive time, ability and attention to the business of the Company during the term of the agreement. As of the date of this agreement, they provide for the payment of a base salary of $90,000.00 to Mr. Petry, with the aforementioned salary from the date of the agreement deferred until May 31, 2001. During 2003, any compensation to Mr. Petry was accdrued and will be paid in the future. During the indicated period Mr. Petry was paid expenses only for business directly associated with the administration and running of the Company. The agreement also provides for automatic adjustments to base salary and cash bonuses from the Company upon the satisfaction of certain performance goals based upon gross sales by the Company during a rolling 12 month period.

Director Compensation

There were no arrangements pursuant to which any director of the Company was compensated for any service provided as a director. In addition, no such arrangement is contemplated for the foreseeable future, as the Company's only directors are its current executive officers.

Information Concerning Stock Options

There were no Warrants exercised during the year and there were no outstanding Warrants as of December 31, 2003.

Item 11.      Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of December 31, 2003, the beneficial ownership of the Company's Common Stock by (i) the only persons who own of record or are known to own, beneficially, more than 5% of the Company's Common Stock; (ii) each director and executive officer of the Company; and (iii) all directors and officers as a group. Unless otherwise indicated, each such person has the sole voting and investment power with respect to the shares owned. The address of each person listed is in care of FineLine Properties.com, Inc., 110 South Water Street, Kent, Ohio 44240.


         Percent of
Name                          Number of Shares       Outstanding Common Stock
Robert V. Petry                  71,195,000(1)                  67%
Carl White                          120,000                    .00007%
Sidney Rudick                       111,000                    .00004%

Officers  and  Directors
as a group(3 persons)            71,326,000                     67.02%

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

         In connection with the Annual Report of FineLine Properties.com, Inc. (the "Company") on Form 10-KSB for the fiscal year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert Petry, Chief Executive Officer and Chief Financial Officer, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

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