Form 10QSB
period 2001-03-31
FINELINE PROPERTIES INC
filed 2004-12-06
CIK 1037321

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number: 013895

FineLine Properties.com, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of
incorporation or organization)


58-2376296
(IRS Employer Identification No.)


110 South Water Street
Kent, Ohio  44240
(Address of principal executive offices)

(330) 678-5558
(Issuer?s telephone number)

Not Applicable
(Former name, address and fiscal year, if changed since last report)
Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]
APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer?s classes of common equity, as of the latest practicable date:
As of March 31, 2001 there were 33,325,961 shares of common stock, par value $.001 issued and outstanding.
Transitional Small Business Format:
Yes [ ] No [ X ]


PART I   FINANCIAL INFORMATION
Item 1. Financial Statements



Pollard-Kelley Auditing Services, Inc.
Auditing Services
3250 West Market St, Suite 307
Fairlawn, OH 44333
330-864-2265



Report of Independent Certified Accountants

Board of Directors
FineLine Properties.com,Inc..

We have reviewed the accompanying balance sheet of FineLine Properties.com,Inc. as of March 31, 2001 and the related statements of income, stockholders? equity, and cash flows for the three months then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of FineLine Properties.com,Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the object of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

The Company has not generated significant revenues or profits to date. This factor among others may indicate that the Company will be unable to continue as a going concern. The Company?s continuation as a going concern depends on its ability to obtain additional sources of capital and financing. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on my review, I am not aware of any material modifications that should be made to the March 31, 2001 financial statements in order for them to be in conformity with generally accepted accounting principles, accepted in the United States of America.

Pollard-Kelley Auditing Services, Inc.

Malcolm L. Pollard
Certified Public Accountant
September 30, 2004
Fairlawn, Ohio

FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
BALANCE SHEET
MARCH 31, 2001

         								   2001
ASSETS
Current Assets
	Cash and cash equivalents			 $      21,069
										-
 									---------
Total Current Assets				         			 21,069

Fixed Assets
	Machinery and equipment					 376,753
	Leasehold Improvements					   5,556
									---------
								       382,309
Less Accumulated depreciation				      (243,263)
									---------
										       139,046
Other Assets
	Organization Costs				           875
	Other Intangibles					        27,605
	Trademarks					                   1
									---------
										        28,481
											---------
Total Assets								   $   188,596
											=========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
	Accounts payable				                   -
									---------
Total Current Liabilities					                   -

Long term Liabilities
	Note Payable					         34,000
	Due Shareholders					        880,457
									----------
Total Long term Liabilities						        914,457

Stockholders' Equity
	Common stock					      4,371,431
	Deficit accumulated during the
	  development stage				     (5,097,292)
									-----------
										       (725,861)
											----------
Total Liabilities and Stockholders' Equity			   $    188,596
											==========


See accompanying notes to financial statements.








FINELINEPROPERTIES.com,Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Three Months ended March 31, 2001, and for the Period From
January 11, 1998
Date of Inception) Through March 31, 2001

 		Three Months
           		Ending
        	   		March 31, 		Since
       2001 			Inception
       ------------------------------------
Revenues					    	  $           - 	$        22,544

Expenses

Selling, General, & Administrative            29,852        1,665,524
Officers Salaries			                22,500          808,160
Depreciation				          18,713          243,263
Amortization of Intangibles	                 4,068          522,890
Write down of Trademarks			 1,879,999        1,879,999
						-----------		-----------
              1,955,132        5,119,836
								-----------		-----------
Net Loss						  $   (1,955,132) $    (5,097,292)
								===========		===========

Loss per share					  $ 	   (0.0100)
Average shares outstanding			      30,419,950


























See accompanying notes to financial statements.











FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months ended March 31, 2001 and for the Period From
January 12, 1988 (Date of Inception)
Through March 31, 2001

             										Three Months
             									  	   Ending
       										  	  March 31,    	  Since
      	                                                                2001		 Inception
         	                                                             ----------	 	-----------
Cash Flows from Operating Activities

Net Loss										 $    (1,955,132) $    (5,097,292)

Adjustments to reconcile net loss to net cash provided by operating activities

       Depreciation 							                18,713          243,263
       Stock for services						                   950          369,617
       Amortization of Intangibles					                 4,068          522,290
       Writedown of Trademarks						       1,879,999        1,879,999
       (Decrease) Increase in Accounts payable		                           - 			  -
       Increase in Accrued salaries					                22,500          808,160
        Writedown of inventory and assets						         -          374,143
												------------	-----------
Net Cash (Used) by Operating Activities					         (28,902)        (899,820)

Cash Flows from Investing Activities
       Increase in Notes receivable						               -                -
       Purchase of Fixed assets					                (6,360)          (9,759)
												------------	------------
Net Cash (Used) by Investing Activities				                (6,360)          (9,759)

Cash Flows from Financing Activities
       Repayment of Notes Payable						               -                -
       Increase in Notes payable						           7,000           34,000
       Advances( Repayments to Shareholders			               (29,586)        (160,066)
       Sale of Common stock						                78,196        1,056,714
												------------	------------
Cash Flows Provided by Financing Activities			                55,610          930,648
												------------	------------
Net Increase(Decrease)  in Cash and Cash Equivalents			          20,348           21,069

Cash and Cash Equivalents  Beginning				                   721                -
												------------	------------
Cash and Cash Equivalents  Ending						 $        21,069 	   $     21,069
												============	============

See accompanying notes to financial statements.




FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months ended March 31, 2001
and for the Period From January 12, 1988
(Date of Inception) Through March 31, 2001

           												    Deficit
         												  Accumulated
       										 Additional     During
       							  Common Stock 	Contributed    Development
             						Shares  Amount  	Capital 	     Stage  	  Total
								-----------------------------------------------------------
May 1996 - Pre Public Company

Stock issued for services			   3,000,000   3,000      537,000 		 	-        540,000
Stock issued for acquisition of WedgeTM         80,000      80      199,920               -        200,000
Stock issued  for acquisition of MoodiesTM   1,075,000   1,075    2,148,925               - 	 2,150,000
							  -----------------------------------------------------------------
Balance December 31, 1996	    		   4,155,000   4,155    2,885,845               -      2,890,000

Stock issued for services       		     434,790     435      108,227               -        108,662
Stock sales						      22,040      22       55,078               -         55,100
Net loss						   	     -      -            -		 (512,034)    (512,034)
							  ------------------------------------------------------------------
Balance December 31, 1997    			   4,611,830   4,612    3,049,150          (512,034)   2,541,728

Public Company
Stock sales						   4,533,647   4,534      245,245                -       249,779
Net loss					                 -       -           -	     (1,257,185)  (1,257,185)
							  ------------------------------------------------------------------
Balance December 31, 1998    			   9,145,477   9,146    3,294,395	     (1,769,219)   1,534,322

Stock sales						     602,379     602      425,553                 -      426,155
Stock issued for services		         6,850,250   6,850      246,453                 -      253,303
Stock issued per Anti-dilution agreement       100,000     100        (100)			  -           -
Net loss				                       -       -           -	       (814,421)    (814,421)
							  ------------------------------------------------------------------
Balance December 31, 1999			  16,698,106  16,698   3,966,301         (2,583,640)   1,399,359

Stock sales						   5,805,833   5,806     296,778                  -	   302,584
Stock issued for services		           780,000     780       5,922                  -        6,702
Stock issued per Anti-dilution agreement     4,150,000   4,150      (4,150)                 - 		  -
Net loss					                 -       -           -            (558,520)   (558,520)
							  ------------------------------------------------------------------
Balance December 31, 2000			  27,433,939  27,434    4,264,851 		(3,142,160)  1,150,125

Stock Sales						   2,327,022   5,022 	   73,174			  -	    78,196
Stock issued for Services 			     950,000     950		 -			  -		 950
Stock issued per Anti-dilution agreement     2,695,000	 -		 -			  -		   -
Net Loss                                                                            (1,955,132) (1,955,132)
							  ------------------------------------------------------------------
Balances March 31, 2001				  33,405,961  33,406  $ 4,338,025    $    (5,097,292)$  (725,861)
							  ==================================================================



See Notes to Financial Statements

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

The Company was authorized to issue 40,000,000 shares of its $.001 par value Common stock at December 31, 2001. The Company had actually issued 33,405,961 shares of its $.001 par value Common stock at March 31, 2001.

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










FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 2  ACCOUNTING POLICIES - CONTINUED

Cash and Cash Equivalents For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company also considers as cash the amounts held in a savings account by its Chief Executive Officer on its behalf. There have been no payments for taxes or interest for 2001 or for the period from January 12, 1988 (date of inception) through March 31, 2001.

Inventories ?On June 17, 1998 the Board of Directors decided to write-off the Company?s inventory of products acquired previously due to accounting and value considerations. An analysis of the potential future cash flows for the inventory determined that those products were impaired. Accordingly, the inventory was written down to zero reflecting the expected cash flows.

Property and Equipment - Property and equipment are carried at cost. Maintenance, repairs and renewals are expensed as incurred. Depreciation of furniture, fixtures and equipment is provided for using the straight-line method over their estimated useful lives as follows:

	Equipment						5 years
	Furniture and fixtures				5 years

Depreciation expense for the period ended March 31, 2001 was $18,713 and $243,263 since inception.

Intangibles Intangible costs and fixed assets were acquired by issuance of the Company?s common stock and recorded at their estimated fair market value at the time of acquisition. Other intangible costs are being amortized over sixty months. The Company wrote down the value of trademarks during the first quarter of 2001 through an amortization charge of $1,879,999 see Note 8.

Organization Costs Cost of Organization of $2,500 has been capitalized and is being amortized over five years.

Income Taxes The Company has experienced losses since inception and as a result there has been no provision for income taxes. The Company has a net operating loss carry forward at December 31, 2001 of $9,922,000. The carry forward is for 15 years and starts to expire in 2012.






F-8
FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

NOTE 3  LONG TERM OBLIGATIONS

The Company owed its chief executive officer and principal shareholder $880,457 and $859,497 at March 31, 2001 and December 31, 2000 respectively. This amount is made up of a combination of accrued salaries, inventory purchase, and advances. It is the policy of the Company to retire these obligations in such a time and manner as profitability allows and to the extent the repayment will not severely impair or adversely affect the Company?s cash flow. The amounts due are upon demand, and bear no interest. Because of the Company?s policy and historical cash flow problems these liabilities are classified as long-term.

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

The Company owed its chief executive officer and principal shareholder $1,306,002 at December 31, 2001. This amounts is made up of a combination of accrued salaries, inventory purchase, and advances. It is the policy of the Company to retire these obligations in such a time and manner as profitability to the extent the repayment will not severely impair or adversely affect the Company?s cash flow. The amounts due are upon demand, and bear no interest. Because of the Company?s policy and historical cash flow problems these liabilities are classified as long-term.

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

NOTE 8  SUBSQUENT EVENTS

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









Item 2. Management?s Discussion and Analysis or Plan of Operation

Forward Looking Statements

This report contains certain forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. The Company cautions readers that expressions of future goals and similar expressions reflecting something other than historical fact are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those currently anticipated or discussed in this report. Factors that may affect our results include, but are not limited to, market acceptance of our products and technologies, our ability to secure financing, potential competition from other companies with greater technical and marketing resources, and other factors described in our filings with the Securities and Exchange Commission.

Description of Business

Overview

The Company creates and develops cartoon characters for licensing and merchandising to major corporations for fee and/or royalty payments which permits these companies to use the cartoon images. The Company may in certain instances, as called for by either contractual points, or as part of offering services to a particular company (licensee or merchandiser), aid it in maximizing the usage of the product by either modifications to character positioning and settings, or usage market recommendations. The Company's principle markets are the American region (consisting of the United States, Canada and Mexico, Western Europe (primarily consisting of Great Britain, France, Spain, Belgium, Germany, Italy), Asia - which for the purposes of Company marketing targets consists of Japan, Hong Kong, Korea, and South America (primarily consisting of Brazil, Argentina, Paraguay).

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

The second largest language market globally, Spanish has exceptionally few animated products developed or designed for that market and culture save for those Spanish firms engaged in this market segment. Furthermore, the vast majority of animated products seen by children in the Spanish market are dubbed versions of public domain cartoons developed for the U.S. or other markets more than 20 years ago. The foregoing is due to the limited budgets in most Spanish markets (Brazil, Argentina, Venezuela, etc.), for original or current animation products and more specifically for animated products aimed at the younger generation. Entertainment in these countries utilize live shows and games which are less costly to air, are in the mode of the market itself and replace the lack of suitable and cost affordable animated product. The Company has researched the foregoing and as a direct result of the technological develop-ments in enhanced animation software and computing power at affordable costs, is in the beginning stages of developing animation products specifically for this market segment. The Company is in the process of producing its own animated shorts for defined market segments in South America. Cost factors for animation software have dropped from $350,000 just seven years ago to $20,000 today for animation software used in movies such a "Star Trek", "Men in Black", "Rug Rats" etc. The high animation budget costs are a result of animation complexities and length, not software and hardware costs. Hardware capable of running animation software has dropped from the $200,000 Hewlett Packard and Silicon Graphics workstations of just 10 years ago to the present 450 MHz Macintosh G3 series computers with benchmark speeds in excess of 700 MHz due to unique backside cache architecture and other innovations. These factors have brought down the cost of setting up the appropriate software and hardware segment of animation development and production to well under $75,000.00. The
Company is currently in the beginning stages of storyboard development and scripts and intends to explore producing its own animation.

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

The Company operations entail a number of variables as a result of the creative nature of the business and industry. The Company researches trends in the industry and then creates cartoons that it believes fill a particular void and or accepts specific developmental assignments for the design of characters. These characters are drafted, reviewed, redesigned and finalized for either internal Company licensing and merchandising programs or as contracted for by special assignment. The Company, by request and/or as a condition of a specific license clause(s), will redraw the cartoons in varied poses, utilization's, etc. to fit defined design considerations as expressed by the Licensee or it can grant the Licensee the right to redraw the character(s) to fit conditions, specifications and or circumstances as granted under the license and as approved by the Company prior to public usage.

Recent Development

The Company completed the installation and began marketing merchandise displaying its cartoon characters through its e-commerce store in 1999. While the store has generated some excitement, initial sales results have not been encouraging. No revenue was generated through the e-commerce store in the First Quarter of 2001.

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

The Company has an agreement with The Marvel Entertainment Group, Inc. which is dependent upon factors that are not under or within the Company's control. As a result, the Company will not estimate or project revenues for which it has no basis for determining the soundness of the estimates or related factors comprising same. The Company received a flat payment from The Marvel Entertainment Group, Inc., in 1997 for $25,000.00 as a signing and conditional payment based upon Marvel proceeding under a schedule spread over a three year period, with secondary payments during said term to secure permanent retention of these character groups by Marvel. If the secondary payment schedules are not exercised by Marvel, which include certain revenue totals, these character groups revert back to the Company. After such period, if either Marvel elects, or it has failed to meet certain revenue minimums, the Company can elect to exercise its option to reclaim The Moodies(TM), Hogstturrs(TM) and Tasties
(TM). As the performance of Marvel under this international licensing agreement is subject to considerations outside of the Company's control, scheduling, promotion of the indicated cartoon characters and other factors, estimation of revenue results for these character groups has not been included here.

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

There can be no assurance that brand promotion activities will yield increased revenues or that any such revenues would offset the expenses incurred by the Company in building its brands. Further, there can be no assurance that any new users attracted to FineLine Properties.com will conduct transactions over FineLine Properties.com on a regular basis. If the Company fails to promote and maintain its brand or incurs substantial expenses in an attempt to promote and maintain its brand or if the Company's existing or future strategic relationships fail to promote the Company's brand or increase brand awareness, the Company's business, results of operations and financial condition would be materially adversely affected.

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

The Company does not believe that such regulations, which were adopted prior to the advent of the Internet, govern the operations of the Company's business nor have any claims been filed by any state implying that the Company is subject to such legislation. There can be no assurance, however, that State government will not attempt to impose these regulations upon the Company in the future or that such imposition will not have a material adverse effect on the Company's business, results of operations and financial condition. Several States have also proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also recently settled a proceeding with one online service regarding the manner in which personal information is collected from users and provided to third parties. Changes to existing laws or the passage of new legislation, could create uncertainty in the marketplace that could reduce demand for the services of the Company or increase the cost of doing business as a result of litigation costs or increased service delivery costs, or could in some other manner have a material adverse effect on the Company's business, results of operations and financial condition. In addition, because the Company's services are accessible worldwide, and the Company may facilitate sales of goods to users worldwide, other jurisdictions may claim that the Company is required to qualify to do business as a foreign corporation in a particular state or foreign country.

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

The market for selling apparel products over the Internet is relatively new, rapidly evolving and intensely competitive, and the Company expects competition to intensify further in the future. Barriers to entry are relatively low, and current and new competitors can launch new sites at a relatively low cost using commercially available software. The Company potentially competes with a number of other companies marketing similar products over the Internet. Competitive pressures created by any of the Company's competitors could have a material adverse effect on the Company's business, results of operations and financial condition. The Company believes the principal competitive factors in its market are volume and selection of goods, population of buyers and sellers, community cohesion and interaction, customer service, reliability of delivery and payment by users, brand recognition, web-site convenience and accessibility, price, quality of search tools and system reliability. Some of the Company's potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical and other resources than the Company. In addition, other on-line trading services may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of the Internet and other on-line services increases.

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

Intellectual Property and Licenses and Proprietary Rights

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

Subsequent Events

During 2004, the company determined that certain trademarks which had been held for a number of years without generating any revenues should be written down to $1.00. This resulted in a charge of $1,879,999 as an expense which has been treated as occurring on January 1, 2001.


Results of Operations for the Three Month Period Ended March 31, 2001

Because of its continuing development of characters and character groups, FineLine had no revenues during the three month period ending March 31, 2001 and had expenses of $75,133. The Company wrote down the value of certain trademarks by the amount of $1,879,999 during the three month period ending March 31, 2001. The result of operation during the three month period ending March 31, 2001 was a loss of $1,955,132. This resulted in a loss per share of $.01 during the three month period ending March 31, 2001.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had a net loss of $1,955,132 during the three month period ending March 31, 2001 against revenue of $0 for the same period. In order to maintain current levels of operations, the Company will need to secure additional funding sources to meet its operating expenses. Such funding sources may include, but are not limited to, private placements of common or convertible equities, placement of debt with banks, private or public investors, or other lending institutions.

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

FORWARD-LOOKING STATEMENTS

This report on Form 10-QSB includes "forward-looking statements" within the meaning of SECTION 27A of the Securities Act of 1933 and SECTION 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of our existing capital resources and our ability to raise additional capital to fund cash requirements for future operations, (ii) uncertainties involved in the rate of growth and acceptance of our characters and character groups, (iii) volatility of the stock market, particularly within the entertainment and promotion sector, and the ability to use our capital stock as a currency for acquisitions, and (iv) general economic conditions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot give any assurance that such expectations reflected in these forward-looking statements will prove to have been correct.

We cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-QSB after the date of this report.


Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.
Based on the evaluation of the Chief Executive Officer and the Chief Financial Officer of the Registrant of its disclosure controls and procedures as of March 31, 2001, it has been concluded that the disclosure controls and procedures are effective for the purposes contemplated by Rule 13a-14 (e) promulgated by the Securities and Exchange Commission.
(b)  Changes in internal controls.
There have been no significant changes to the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to March 31, 2001.

                PART II. Other Information

Item 1. Legal Proceedings

On December 8, 2000, suit was filed by Marazita Graphics, Inc. against the Company in the Portage County Municipal Court for $5,611.30. This suit was for payment for services rendered to the Company and was resolved by payment in full by the Company to Marazita Graphics, Inc.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

The Company issued shares of stock as described in the Financial Statements,
Note 5,
above, which items are incorporated herein by reference.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information, Certain Relationships and Related Transactions

The Company?s auditors disclose related party transactions and other information in the Financial Statements, Note 4, above, which items are incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits filed with, or incorporated by reference herein, this report are identified in the Index to Exhibits appearing in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 17, 2004			/s/ Robert V. Petry
						Robert V. Petry, Chief Executive Officer




INDEX TO EXHIBITS

Exhibit Number 		Description of Exhibits

31.1 Rule 13a-14(a) Certification of Robert V. Petry for the
       Form 10-Q for the quarter ended March 31, 2001.

32.1 Section 1350 Certification of Robert V. Petry, CEO and CFO for the Form 10-Q for the quarter ended March 31, 2001

Exhibit 31.1

I, Robert V. Petry, being the Chief Executive and Chief Financial Officer, certify that:

1. I have reviewed the quarterly report on Form 10-QSB for the quarter ended March 31, 2001 of FineLine Properties.com, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4. The Company's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b.	   [Paragraph omitted pursuant to SEC Release Nos. 33-8238 and
34-47986]

c. Evaluated the effectiveness of the Company's disclosure controls and procedures and presented, in this report, our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

5. The Company's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.


Date: November 17, 2004

/s/ Robert V. Petry
Robert V. Petry, Chief Executive Officer

Exhibit 32.1

18 U.S. Section 1350 CERTIFICATIONS



In connection with the Quarterly Report of FineLine Properties.com, Inc. (the Company) on Form 10-QSB for the quarter ended March 31, 2001 as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), I Robert V. Petry, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November 17, 2004

/s/ Robert V. Petry
Robert V. Petry, Chief Executive Officer