Form 10QSB
period 2001-06-30
FINELINE PROPERTIES INC
filed 2004-12-06
CIK 1037321

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number: 013895

FineLine Properties.com, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of
incorporation or organization)


58-2376296
(IRS Employer Identification No.)


110 South Water Street
Kent, Ohio  44240
(Address of principal executive offices)

(330) 678-5558
(Issuers telephone number)

Not Applicable
(Former name, address and fiscal year, if changed since last report)
Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]
APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:
As of June 30, 2001 there were 36,179,299 shares of common stock, par value $.001 issued and outstanding.
Transitional Small Business Format:
Yes [ ] No [ X ]




PART I   FINANCIAL INFORMATION
Item 1. Financial Statements

Pollard-Kelley Auditing Services, Inc.
Auditing Services
3250 West Market St, Suite 307, Fairlawn, OH 44333
330-864-2265



Report of Independent Certified Accountants

Board of Directors
FineLine Properties.com,Inc.

We have reviewed the accompanying balance sheet of FineLine Properties.com, Inc. as of June 30, 2001 and the related statements of income, stockholders equity, and cash flows for the three months then ended, and year to date, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of FineLine Properties.com,Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the object of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

The Company has not generated significant revenues or profits to date. This factor among others may indicate that the Company will be unable to continue as a going concern. The Company? s continuation as a going concern depends on its ability to obtain additional sources of capital and financing. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on my review, I am not aware of any material modifications that should be made to the June 30, 2001 financial statements in order for them to be in conformity with generally accepted accounting principles, accepted in the United States of America.

Pollard-Kelley Auditing Services, Inc.

Malcolm L. Pollard
Certified Public Accountant
September 30, 2004
Fairlawn, Ohio


FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
BALANCE SHEET
JUNE 30, 2001

         										 			2001
ASSETS
Current Assets
Cash and cash equivalents			$     28,336
			    -----------
Total Current Assets										$     28,336

Fixed Assets
Machinery and equipment     				376,753
leasehold Improvements       				  5,556
								--------																		      382,309
								--------
Less Accumulated depreciation			     (261,976)
								--------
													     120,333
Other Assets
Organization Cost            				    750
Other Intangibles						 23,661
Trademarks 							      1
		    						 --------																		 							 24,412
											 			--------
Total Assets											   $  173,081
														========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
       Accounts payable					  2,836
								---------
     Total Current Liabilities								        2,836

Long term Liabilities
Note Payable						  21,000
Due Shareholders					       919,473
       							----------
       Total Long term Liabilities									940,473

Stockholders' Equity
  	Common stock				     4,537,453
Deficit accumulated during the
   development stage				    (5,307,681)
     								-----------
													     (770,228)
													     ----------
Total Liabilities and Stockholders' Equity 						   $  173,081
														========




See accompanying notes to financial statements.



































FINELINEPROPERTIES.com,Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Three Months ended June 30, 2001
Year to Date 2001 and for the Period From
January 11, 1998 (Date of Inception) Through June 30, 2001

 									Three Months Ending	Year to
										 June 30,		 Date			  Since
										  2001		 2001			Inception
Revenues							 	$		-	 $		-	 $        22,544

Expenses
       Selling, General, & Administrative				  165,108          194,960 	       1,830,632
       Officers Salaries					         22,500           45,000 	         830,660
       Depreciation					               18,713           37,426 	         261,976
       Amortization of Intangibles			                4,068            8,136             526,958
       Writedown of Trademarks				             -         1,879,999           1,879,999
-----------	   ------------		------------
  210,389        2,165,521           5,330,225
-----------	   ------------		------------
Net Loss								 $     (210,389)    $ (2,165,521)	  $   (5,307,681)
										===========	   ============		============

Loss per share							  $	  (0.0060)
Average shares outstanding					     34,792,600

See accompanying notes to financial statements.
























FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Three Months ended June 30, 2001,
Year to Date 2001, and for the Period From
January 12, 1988 (Date of Inception) Through June 30, 2001

							 Three Months
							    Ending		 Year to
							    June 30,	  Date		Since
							     2001		  2001 		Inception
							-----------------------------------------------
Cash Flows from Operating Activities

Net Loss						 $ (210,389)	 $(2,165,521) $  (5,307,681)

Adjustments to reconcile net loss to net cash provided by operating activities

       Depreciation 				      18,713            37,426        261,976
       Stock for services	                       -               950        369,617
       Amortization of Intangibles	             4,069             8,137        526,359
       Writedown of Trademarks                       - 	   1,879,999      1,879,999
       (Decrease) Increase in Accounts payable   2,836             2,836          2,836
      (Increase)Decrease in Accounts Receivable      -                 - 		  -
       Increase in Accrued salaries		      22,500            45,000        830,660
       Writedown of inventory and assets             -                 -        374,143
							-------------------------------------------------
Net Cash (Used) by Operating Activities       (162,271)	    (191,173)    (1,062,091)

Cash Flows from Investing Activities

	Increase in Notes receivable                   -                 -              -
	Purchase of Fixed assets	                 -            (6,360)        (9,759)
							-------------------------------------------------
Net Cash (Used) by Investing Activities              -            (6,360)        (9,759)

Cash Flows from Financing Activities

       Payments on Notes payable		      (13,000)         (13,000)       (13,000)
       Increase in Notes payable	                  -            7,000         34,000
       Repayment of Notes Payable                      -                - 		  -
       Advances (Repayments) to Shareholders      16,516          (13,070)      (143,550)
       Sale of Common stock			      166,022          244,218       1,22,736
       						-------------------------------------------------
Cash Flows Provided by Financing Activities     169,538          225,148      1,100,186

Net Increase(Decrease)in Cash/Cash Equivalents    7,267 	      27,615         28,336
							=================================================

Cash and Cash Equivalents Beginning              21,069              721              -
Cash and Cash Equivalents Ending		 $     28,336    4      28,336     $   28,336

See accompanying notes to financial statements.

















































FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
STATEMENT OFCHANGES IN STOCKHOLDERS' EQUITY
For the Three Months ended June 30, 2001 and for the Period From
January 12, 1988 (Date of Inception)
Through June 30, 2001
FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months ended March 31, 2001
and for the Period From January 12, 1988
(Date of Inception) Through March 31, 2001

           												    Deficit
         												  Accumulated
       										 Additional     During
       							  Common Stock 	Contributed    Development
             						Shares  Amount  	Capital 	     Stage  	  Total
								-----------------------------------------------------------
May 1996 - Pre Public Company

Stock issued for services			   3,000,000   3,000      537,000 		 	-        540,000
Stock issued for acquisition of WedgeTM         80,000      80      199,920               -        200,000
Stock issued  for acquisition of MoodiesTM   1,075,000   1,075    2,148,925               - 	 2,150,000
							  -----------------------------------------------------------------
Balance December 31, 1996	    		   4,155,000   4,155    2,885,845               -      2,890,000

Stock issued for services       		     434,790     435      108,227               -        108,662
Stock sales						      22,040      22       55,078               -         55,100
Net loss						   	     -      -            -		 (512,034)    (512,034)
							  ------------------------------------------------------------------
Balance December 31, 1997    			   4,611,830   4,612    3,049,150          (512,034)   2,541,728

Public Company
Stock sales						   4,533,647   4,534      245,245                -       249,779
Net loss					                 -       -           -	     (1,257,185)  (1,257,185)
							  ------------------------------------------------------------------
Balance December 31, 1998    			   9,145,477   9,146    3,294,395	     (1,769,219)   1,534,322

Stock sales						     602,379     602      425,553                 -      426,155
Stock issued for services		         6,850,250   6,850      246,453                 -      253,303
Stock issued per Anti-dilution agreement       100,000     100        (100)			  -           -
Net loss				                       -       -           -	       (814,421)    (814,421)
							  ------------------------------------------------------------------
Balance December 31, 1999			  16,698,106  16,698   3,966,301         (2,583,640)   1,399,359

Stock sales						   5,805,833   5,806     296,778                  -	   302,584
Stock issued for services		           780,000     780       5,922                  -        6,702
Stock issued per Anti-dilution agreement     4,150,000   4,150      (4,150)                 - 		  -
Net loss					                 -       -           -            (558,520)   (558,520)
							  ------------------------------------------------------------------
Balance December 31, 2000			  27,433,939  27,434    4,264,851 		(3,142,160)  1,150,125

Stock Sales						   2,327,022   5,022 	   73,174			  -	    78,196
Stock issued for Services 			     950,000     950		 -			  -		 950
Stock issued per Anti-dilution agreement     2,695,000	 -		 -			  -		   -
Net Loss                                                                            (1,955,132) (1,955,132)
							  ------------------------------------------------------------------
Balances March 31, 2001				  33,405,961  33,406    4,338,025         (5,097,292)   (725,861)

Issued for Cash 3 months June 30, 2001	   2,773,278   2,773      163,249				   166,022
Deficit Three Months Ended June 30, 2001                                              (210,389)   (210,389)
							  ------------------------------------------------------------------
Balances June 30, 2001				  36,179,239 $36,179  $	4,501,274     $   (5,307,681) $ (770,228)
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

Depreciation expense for the three months ended June 30, 2001 was $18,713, $37,426 year to date and $261,976 since inception.

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

Income Taxes The Company has experienced losses since inception and as a result there has been no provision for income taxes. The Company has a net operating loss carry forward at December 31, 2003 of $9,922,000. The carry forward is for 15 years and starts to expire in 2012. The Company has not filed its tax returns for 2001.


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

NOTE 3  LONG TERM OBLIGATIONS

The Company owes its chief executive officer and principal shareholder $1,306,002 at December 31, 2003. This amount is made up of a combination of accrued salaries, inventory purchase, and advances. It is the policy of the Company to retire these obligations in such a time and manner as profitability allows and to the extent the repayment will not severely impair or adversely affect the Company?s cash flow. The amounts due are upon demand, and bear no interest. Because of the Company?s policy and historical cash flow problems these liabilities are classified as long-term.

The Company borrowed, in connection with a stock transaction, $27,000.  The note is non-interest bearing.  The balance at December 31, 2003 was $15,500.

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

The Company owes its chief executive officer and principal shareholder $1,306,002 and at December 31, 2003. This amount is made up of a combination of accrued salaries, inventory purchase, and advances. It is the policy of the Company to retire these obligations in such a time and manner as profitability to the extent the repayment will not severely impair or adversely affect the Company?s cash flow. The amounts due are upon demand, and bear no interest. Because of the Company?s policy and historical cash flow problems these liabilities are classified as long-term.

NOTE 5 ? CERTAIN TRANSACTIONS

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




FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS





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

NOTE 8  SUBSQUENT EVENTS

Between July 1, 2001 and September 30, 2004 the Company has issued 106,274,000 additional shares of Common stock.

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






Item 2. Managements Discussion and Analysis or Plan of Operation

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

Recent Developments

The Company completed the installation and began marketing merchandise displaying its cartoon characters through its e-commerce store in 1999. While the store has generated some excitement, initial sales results have not been encouraging. No revenue was generated through the e-commerce store in the Second Quarter of 2001.

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


Results of Operations for the Three Month Period Ended June 30, 2001

Because of its continuing development of characters and character groups, FineLine had no revenues during the three month period ending June 30, 2001 and had expenses of $210,389. The results of operations during the three month period ending June 30, 2001 was a loss of $210,389. This resulted in a loss per share of $.01 during the three month period ending June 30, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had a net loss of $1,955,132 during the three month period ending June 30, 2001 against revenue of $0 for the same period. In order to maintain current levels of operations, the Company will need to secure additional funding sources to meet its operating expenses. Such funding sources may include, but are not limited to, private placements of common or convertible equities, placement of debt with banks, private or public investors, or other lending institutions.

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


Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.
Based on the evaluation of the Chief Executive Officer and the Chief Financial Officer of the Registrant of its disclosure controls and procedures as of June 30, 2001, it has been concluded that the disclosure controls and procedures are effective for the purposes contemplated by Rule 13a-14 (e) promulgated by the Securities and Exchange Commission.
(b)  Changes in internal controls.
There have been no significant changes to the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2001.

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

31.1 Rule 13a-14(a) Certification of Robert V. Petry for the
       Form 10-Q for the quarter ended June 30, 2001.

32.1 Section 1350 Certification of Robert V. Petry, CEO and CFO for the Form 10-Q for the quarter ended June 30, 2001

Exhibit 31.1

I, Robert V. Petry, being the Chief Executive and Chief Financial Officer, certify that:

1. I have reviewed the quarterly report on Form 10-QSB for the quarter ended June 30, 2001 of FineLine Properties.com, Inc.;

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


Date: November 17, 2004

/s/ Robert V. Petry
Robert V. Petry, Chief Executive Officer

Exhibit 32.1

18 U.S. Section 1350 CERTIFICATIONS



In connection with the Quarterly Report of FineLine Properties.com, Inc. (the Company) on Form 10-QSB for the quarter ended June 30, 2001 as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), I Robert V. Petry, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November 17, 2004

/s/ Robert V. Petry
Robert V. Petry, Chief Executive Officer