Form 10QSB
period 2001-09-30
FINELINE PROPERTIES INC
filed 2004-12-06
CIK 1037321

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number: 013895

FineLine Properties.com, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of
incorporation or organization)


58-2376296
(IRS Employer Identification No.)


110 South Water Street
Kent, Ohio  44240
(Address of principal executive offices)

(330) 678-5558
(Issuers telephone number)

Not Applicable
(Former name, address and fiscal year, if changed since last report)
Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]
APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:
As of September 30, 2001 there were 38,476,512 shares of common stock, par value $.001 issued and outstanding.
Transitional Small Business Format:
Yes [ ] No [ X ]


PART I   FINANCIAL INFORMATION
Item 1. Financial Statements

Pollard-Kelley Auditing Services, Inc.
Auditing Services
3250 West Market St, Suite 307, Fairlawn, OH 44333
330-864-2265

Report of Independent Certified Accountants

Board of Directors
FineLine Properties.com,Inc.

We have reviewed the accompanying balance sheet of FineLine Properties.com,Inc. as of September 30, 2001 and the related statements of income, stockholders equity, and cash flows for the three months then ended, year to date, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of FineLine Properties.com,Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the object of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

The Company has not generated significant revenues or profits to date. This factor among others may indicate that the Company will be unable to continue as a going concern. The Companys continuation as a going concern depends on its ability to obtain additional sources of capital and financing. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on my review, I am not aware of any material modifications that should be made to the September 30, 2001 financial statements in order for them to be in conformity with generally accepted accounting principles, accepted in the United States of America.

Pollard-Kelley Auditing Services, Inc.

Malcolm L. Pollard
Certified Public Accountant
September 30, 2004
Fairlawn, Ohio




















F-1


FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
BALANCE SHEET
SEPTEMBER 30, 2001

									2001
ASSETS

Current Assets

Cash and cash equivalents		 $    6,366
Accounts Receivable			      4,027
						   ----------
  Total Current Assets					       10,393


Fixed Assets
Machinery and equipment			    376,753
Leasehold Improvements			      5,556
						   ----------
    						    382,309
Less Accumulated depreciation		   (280,688)
						   ----------
   Total Fixed Assets     					101,621


Other Assets
Organization Costs		              625
Other Intangibles				     19,718
Trademarks				                1
						   ----------
								       20,344
								    ----------
     Total Assets						  $   132,358
								    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable			                -
						   -----------
     Total Current Liabilities		                  -

Long term Liabilities

Note Payable				      21,000
Due Shareholders				     950,854
						   ------------
Total Long term Liabilities					 971,854

Stockholders' Equity
     Common stock				   4,561,037
	Deficit accumulated during the
	  development stage		  (5,400,533)
						  -------------
								      (839,496)
									-----------
Total Liabilities and Stockholders' Equity	   $   132,358
									===========

See accompanying notes to financial statements.


















































F-3
FineLine Properties.com,Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Three Months ended September  30, 2001,
Year to Date 2001 and for the Period From
January 11, 1988 (Date of Inception)
Through September 30, 2001

						Three Months
						 Ending 		 Year to
						September 30 	 Date 	Since
						   2001		  2001	Inception
						-----------------------------------------
Revenues					 $    9,389  $       9,389  $     31,933

Expenses

Selling, General, & Administrative       56,961         251,921     1,887,593
Officers Salaries			           22,500          67,500       853,160
Depreciation			           18,712          56,138       280,688
Amortization of Intangibles               4,068          12,204       531,026
Writedown of Trademarks                       -       1,879,999     1,879,999
						   ----------------------------------------
					          102,241       2,267,762     5,432,466
						   ----------------------------------------
Net Loss					 $  (92,852)  $  (2,258,373) $ (5,400,533)
						   ========================================

Loss per share				 $  (0.0025)
Average shares outstanding		 37,327,876


See accompanying notes to financial statements.



















F-4


FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Three Months ended September 30, 2001,
Year to Date 2001, and for the Period From
January 12, 1988 (Date of Inception)
Through September 30, 2001
						Three Months 					   								  Ending 		 Year to
						 September 30 	   Date     	Since
						    2001		   2001 		Inception
						  -----------------------------------------------
Cash Flows from Operating Activities

Net Loss				 $    (92,852)	  $  (2,258,373)  $   (5,400,533)

Adjustments to reconcile net loss
       to net cash provided by
       operating activities

       Depreciation 		       18,712              56,138          280,688
       Stock for services               584               1,534          370,201
       Amortization of Intangibles    4,068              12,205          530,427
       Writedown of Trademarks            -
		1,879,999        1,879,999
       (Decrease) Increase in
       Accounts payable		 (2,836)                  -                -
      (Increase)Decrease in Accounts
       Receivables			 (4,027)            (4,027)           (4,027)
       Increase in Accrued salaries  22,500             67,500           853,160
      Write down of inventory and
       assets   	                  -                   -           374,143
Net Cash (Used) by Operating
Activities	 ----------------------------------------------(53,851)	      (245,024)        (1,115,942)

Cash Flows from Investing Activities

Increase in Notes receivable              -                   -                 -
Purchase of Fixed assets                  -             (6,360)            (9,759)
						 ----------------------------------------------
Net Cash (Used) by Investing
Activities			                  - 	        (6,360)            (9,759)

Cash Flows from Financing Activities

Payments on Notes payable
                 -            (13,000)          (13,000)
Increase in Notes payable                 -              7,000            34,000
Repayment of Notes Payable                -                  - 			 -
Advances(Repayments) to Shareholders  8,881             (4,189)         (134,669)
Sale of Common stock		       23,000            267,218         1,245,736
						-----------------------------------------------
Cash Flows Provided by
       Financing Activities		 31,881            257,029         1,132,067
       					-----------------------------------------------
Net Increase(Decrease) in
       Cash/Cash Equivalents		(21,970)            5,645              6,366
						===============================================
Cash and Cash Equivalents
 Beginning				       28,336               721                  -
						-----------------------------------------------
Cash and Cash Equivalents Ending $    6,366  $          6,366  $           6,366
						===============================================

See accompanying notes to financial statements.






































F-6

FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months ended September 30, 2001
and for the Period From January 12, 1988
(Date of Inception) Through September 30, 2001

           												    Deficit
         												  Accumulated
       										 Additional     During
       							  Common Stock 	Contributed    Development
             						Shares  Amount  	Capital 	     Stage  	  Total
								-----------------------------------------------------------
May 1996 - Pre Public Company

Stock issued for services			   3,000,000   3,000      537,000 		 	-        540,000
Stock issued for acquisition of WedgeTM         80,000      80      199,920               -        200,000
Stock issued  for acquisition of MoodiesTM   1,075,000   1,075    2,148,925               - 	 2,150,000
							  -----------------------------------------------------------------
Balance December 31, 1996	    		   4,155,000   4,155    2,885,845               -      2,890,000

Stock issued for services       		     434,790     435      108,227               -        108,662
Stock sales						      22,040      22       55,078               -         55,100
Net loss						   	     -      -            -		 (512,034)    (512,034)
							  ------------------------------------------------------------------
Balance December 31, 1997    			   4,611,830   4,612    3,049,150          (512,034)   2,541,728

Public Company
Stock sales						   4,533,647   4,534      245,245                -       249,779
Net loss					                 -       -           -	     (1,257,185)  (1,257,185)
							  ------------------------------------------------------------------
Balance December 31, 1998    			   9,145,477   9,146    3,294,395	     (1,769,219)   1,534,322

Stock sales						     602,379     602      425,553                 -      426,155
Stock issued for services		         6,850,250   6,850      246,453                 -      253,303
Stock issued per Anti-dilution agreement       100,000     100        (100)			  -           -
Net loss				                       -       -           -	       (814,421)    (814,421)
							  ------------------------------------------------------------------
Balance December 31, 1999			  16,698,106  16,698   3,966,301         (2,583,640)   1,399,359

Stock sales						   5,805,833   5,806     296,778                  -	   302,584
Stock issued for services		           780,000     780       5,922                  -        6,702
Stock issued per Anti-dilution agreement     4,150,000   4,150      (4,150)                 - 		  -
Net loss					                 -       -           -            (558,520)   (558,520)
							  ------------------------------------------------------------------
Balance December 31, 2000			  27,433,939  27,434    4,264,851 		(3,142,160)  1,150,125

Stock Sales						   2,327,022   5,022 	   73,174			  -	    78,196
Stock issued for Services 			     950,000     950		 -			  -		 950
Stock issued per Anti-dilution agreement     2,695,000	 -		 -			  -		   -
Net Loss                                                                            (1,955,132) (1,955,132)
							  ------------------------------------------------------------------
Balances March 31, 2001				  33,405,961  33,406    4,338,025         (5,097,292)   (725,861)

Issued for Cash 3 months June 30, 2001	   2,773,278   2,773      163,249				   166,022
Deficit Three Months Ended June 30, 2001                                              (210,389)   (210,389)
							  ------------------------------------------------------------------
Balances June 30, 2001				  36,179,239 $36,179  $	4,501,274     $   (5,307,681) $ (770,228)

Stock sales						   1,996,411   1,996       21,004			   -	    23,000
Recission Third Quarter				    (283,333)
Stock issued for Services 			     584,195     584 		  -			   -		 584
Net loss	                                                                           (92,852)	   (92,852)
							 -------------------------------------------------------------------
Balances September 30, 2001			  38,476,512 $38,759   $ 4,522,278	  $    (5,400,533)$ (839,496)
							====================================================================

See Notes to Financial Statements




F-9









FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1  HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized January 12, 1988 (Date of Inception) under the laws of the State of Ohio as Fineline Properties, Inc.

On March 30, 1998, the Company effected a merger with FineLine Properties, Inc. a company organized under the laws of the State of Nevada. FineLine Properties, Inc. had no assets or liabilities at the time of the merger. The Company re-domiciled its location to the State of Nevada and changed its name to Fineline Properties.Com, Inc.

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

Cash and Cash Equivalents ? For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company also considers as cash the amounts held in a savings account by its Chief Executive Officer on its behalf. There have been no

FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 2  ACCOUNTING POLICIES - CONTINUED

payments for taxes or interest for 2001 or for the period from January 12, 1988 (date of inception) through December 31, 2003

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

Income Taxes ? The Company has experienced losses since inception and as a result there has been no provision for income taxes. The Company has a net operating loss carry forward at December 31, 2003 of $9,400,000. The carry forward is for 15 years and starts to expire in 2012. The Company has not filed its tax returns for 2001.


Non-Cash Transactions ? The Company assigns value to the non-cash services and acquisitions based on the fair market value of the services and acquisitions received.






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

The Company has an agreement with its principal shareholder and chief executive officer in which he shall be issued the necessary Common shares to maintain at all times, 51 to 60% of the total outstanding shares of the Company. As consideration for the shares received, the Company will not pay or accrue any royalties, percentage of revenues or entitlements from the Company?s character groups. Under this agreement, the Company issued shares as follows:


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

The Company owes its chief executive officer and principal shareholder $1,306,002 at December 31, 2003. This amount is made up of a combination of accrued salaries, inventory purchase, and advances. It is the policy of the Company to retire these obligations in such a time and manner as profitability to the extent the repayment will not severely impair or adversely affect the Company?s cash flow. The amounts due are upon demand, and bear no interest. Because of the Company?s policy and historical cash flow problems these liabilities are classified as long-term

NOTE 5  CERTAIN TRANSACTIONS
Stock Transactions Before Merger with Public Company ? On May 26, 1996 the Company issued 80,000 shares of Common stock as consideration for the acquisition of the trademark and rights to a product called the WedgeTM valued at $200,000. The Company also issued 1,075,000 shares of Common stock as consideration for the acquisition of the trademarks, rights and certain related fixed assets to the Characters called The MoodiesTM , The Taste BuddiesTM as well as certain Lottery Trademarks. The acquisition was valued at $2,721,983.

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

FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 7  SUBSQUENT EVENTS

Between October 1,2001 and September 30, 2004 the Company has issued 103,976,727 additional shares of Common stock.

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

Recent Developments

The Company completed the installation and began marketing merchandise displaying its cartoon characters through its e-commerce store in 1999. While the store has generated some excitement, initial sales results have not been encouraging. No revenue was generated through the e-commerce store in the Third Quarter of 2001.

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


Results of Operations for the Three Month Period Ended September 30, 2001

Because of its continuing development of characters and character groups, FineLine had revenues on $9,389 during the three month period ending September 30, 2001 and had expenses of $102,241. The results of operations during the three month period ending September 30, 2001 was a loss of $92,852. This resulted in a loss per share of $.0025 during the three month period ending September 30, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had a net loss of $1,955,132 during the three month period ending September 30, 2001 against revenue of $0 for the same period. In order to maintain current levels of operations, the Company will need to secure additional funding sources to meet its operating expenses. Such funding sources may include, but are not limited to, private placements of common or convertible equities, placement of debt with banks, private or public investors, or other lending institutions.

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


Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.
Based on the evaluation of the Chief Executive Officer and the Chief Financial Officer of the Registrant of its disclosure controls and procedures as of September 30, 2001, it has been concluded that the disclosure controls and procedures are effective for the purposes contemplated by Rule 13a-14 (e) promulgated by the Securities and Exchange Commission.
(b)  Changes in internal controls.
There have been no significant changes to the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2001.

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

31.1 Rule 13a-14(a) Certification of Robert V. Petry for the
       Form 10-Q for the quarter ended September 30, 2001.

32.1 Section 1350 Certification of Robert V. Petry, CEO and CFO for the Form 10-Q for the quarter ended September 30, 2001

Exhibit 31.1

I, Robert V. Petry, being the Chief Executive and Chief Financial Officer, certify that:

1. I have reviewed the quarterly report on Form 10-QSB for the quarter ended September 30, 2001 of FineLine Properties.com, Inc.;

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


Date: November 17, 2004

/s/ Robert V. Petry
Robert V. Petry, Chief Executive Officer

Exhibit 32.1

18 U.S. Section 1350 CERTIFICATIONS



In connection with the Quarterly Report of FineLine Properties.com, Inc. (the Company) on Form 10-QSB for the quarter ended September 30, 2001 as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), I Robert V. Petry, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November 17, 2004

/s/ Robert V. Petry
Robert V. Petry, Chief Executive Officer