Form 10QSB
period 2002-09-30
FINELINE PROPERTIES INC
filed 2004-12-06
CIK 1037321

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

Not Applicable
(Former name, address and fiscal year, if changed since last report)
Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]
APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:
As of September 30, 2002 there were 59,541,781 shares of common stock, par value $.001 issued and outstanding.
Transitional Small Business Format:
Yes [ ] No [ X ]


PART I   FINANCIAL INFORMATION
Item 1. Financial Statements

Pollard-Kelley Auditing Services, Inc.
Auditing Services
3250 West Market St, Suite 307,
Fairlawn, OH 44333
330-864-2265



Report of Independent Certified Accountants

Board of Directors
FineLine Properties.com,Inc.

We have reviewed the accompanying balance sheet of FineLine Properties.com,Inc. as of September 30, 2002 and the related statements of operations, changes in stockholders? equity, and cash flows for the three months then ended, and year to date, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of FineLine Properties.com,Inc..

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

Based on my review, I am not aware of any material modifications that should be made to the September 30, 2002 financial statements in order for them to be in conformity with generally accepted accounting principles, accepted in the United States of America.

Pollard-Kelley Auditing Services, Inc.

Malcolm L. Pollard
Certified Public Accountant
September 30, 2004
Fairlawn, Ohio











FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
BALANCE SHEET
SEPTEMBER 30, 2002

											2002
ASSETS

Current Assets
	Cash and cash equivalents	$         411
					                  -
							----------
Total Current Assets						      	  411

Fixed Assets
	Machinery and equipment			376,753
	Leasehold Improvements			  5,556
							-----------
   						      382,309
Less Accumulated depreciation            (355,538)
-----------
      		     26,771
Other Assets
Organization Costs			    125
Other Intangibles			        3,944
       Trademark				            1

							-----------
         										4,070
       									--------------
Total Assets								 $   31,252

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
       Accounts payable		                  -
       -----------
Total Current Liabilities                 				   -

Long term Liabilities
       Note Payable				  15,500
       Due Shareholders			     1,095,371
       						------------



Total Long term Liabilities    					  1,110,871

Stockholders' Equity

       Common stock			     4,593,020
       Deficit accumulated during the
        development stage		    (5,672,639)
							------------
									      (1,079,619)
										-------------
Total Liabilities and Stockholders' Equity		$       31,252
										=============




See accompanying notes to financial statements.




























































FINELINEPROPERTIES.com,Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Three Months ended September  30, 2002,
Year to Date 2002 and for the Period From
January 11, 1988 (Date of Inception)
Through September 30, 2002

        				     	Three Months
						   Ending 		Year to
						September30		 Date 	Since
  						    2002		 2002 	Inception
Revenues					$        - 	 $       -   $      31,933
						-----------------------------------------
Expenses

Selling, General, & Administrative       13,548      62,769      1,978,575
Officers Salaries			           22,500      67,500        943,160
Depreciation			           18,712      56,138        355,538
Amortization of Intangibles               4,069      12,206        547,300
Write down of Trademarks	                -           -      1,879,999
                 			           58,829      198,613     5,704,572
       					----------------------------------------
Net Loss					$   (58,829) $  (198,613) $(5,672,639)
						========================================

Loss per share				 $  (0.0010)
Average shares outstanding	       56,661,781


See accompanying notes to financial statements.






























FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Three Months ended September 30, 2002,
Year to Date 2002, and for the Period From
January 12, 1988 (Date of Inception) Through
September 30, 2002

							Three Months
  							Ending	 	Year to
							September30, 	 Date 	Since
							   2002		 2002	    Inception
Cash Flows from Operating Activities

Net Loss					 $   (58,829) $   (198,613) $  (5,672,639)
Adjustments to reconcile net loss to net
   cash provided by operating activities

     Depreciation 				18,712        56,138        355,538
     Stock for services			       5,010         5,950        376,151
	Amortization of Intangibles	    	 4,069        12,206        546,701
	Write down of Trademarks                 -		 -      1,879,999
	(Decrease) Increase in Accounts payables -             - 		    -
     (Increase)Decrease in Accounts Receivable - 		 -		    -
       Increase in Accrued salaries       22,500        67,500        943,160
       Write down of inventory and assets       -             -        374,143
							-------------------------------------
Net Cash (Used) by Operating Activities   (8,538)      (56,819)    (1,196,947)

Cash Flows from Investing Activities

Increase in Notes receivable                   -             -             -
Purchase of Fixed assets			     -		 -        (9,759)            						     ---------------------------------------
Net Cash (Used) by Investing Activities        -             -        (9,759)

Cash Flows from Financing Activities
	Payments on Notes payable	           -             - 		   -
	Increase in Notes payable	           - 		 -        34,000
	Repayment of Notes Payable               - 		 -       (18,500)
	Advances(Repayments) to Shareholder  1,038        41,619       (80,152)
	Sale of Common stock	             7,500        15,200     1,271,769
							-------------------------------------
Cash Flows Provided by Financing
       Activities				       8,538        56,819     1,207,117
							-------------------------------------

Net Increase(Decrease)
       in Cash and Cash Equivalents             -             -           411

Cash and Cash Equivalents   Beginning        411           411             -
Cash and Cash Equivalents   Ending	   $     411   $       411   $       411








See accompanying notes to financial statements.




















FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
STATEMENT OFCHANGES IN STOCKHOLDERS' EQUITY
For the Three Months ended September 30, 2002, and for the Period From
January 12, 1988 (Date of Inception)
Through  September 30, 2002

          												  Accumulated
       										 Additional     During
       							  Common Stock 	Contributed    Development
             						Shares  Amount  	Capital 	     Stage  	  Total
May 1996 - Pre Public Company

Stock issued for services			   3,000,000   3,000      537,000 		 	-        540,000
Stock issued for acquisition of WedgeTM         80,000      80      199,920               -        200,000
Stock issued  for acquisition of MoodiesTM   1,075,000   1,075    2,148,925               - 	 2,150,000
							------------------------------------------------------------------
Balance December 31, 1996	    		   4,155,000   4,155    2,885,845               -      2,890,000

Stock issued for services       		     434,790     435      108,227               -        108,662
Stock sales						      22,040      22       55,078               -         55,100
Net loss						   	     -      -            -		 (512,034)    (512,034)
							------------------------------------------------------------------
Balance December 31, 1997    			   4,611,830   4,612    3,049,150          (512,034)   2,541,728

Public Company
Stock sales						   4,533,647   4,534      245,245                -       249,779
Net loss					                 -       -           -	     (1,257,185)  (1,257,185)
							------------------------------------------------------------------
Balance December 31, 1998    			   9,145,477   9,146    3,294,395	     (1,769,219)   1,534,322

Stock sales						     602,379     602      425,553                 -      426,155
Stock issued for services		         6,850,250   6,850      246,453                 -      253,303
Stock issued per Anti-dilution agreement       100,000     100        (100)			  -           -
Net loss				                       -       -           -	       (814,421)    (814,421)
							------------------------------------------------------------------
Balance December 31, 1999			  16,698,106  16,698   3,966,301         (2,583,640)   1,399,359

Stock sales						   5,805,833   5,806     296,778                  -	   302,584
Stock issued for services		           780,000     780       5,922                  -        6,702
Stock issued per Anti-dilution agreement     4,150,000   4,150      (4,150)                 - 		  -
Net loss					                 -       -           -            (558,520)   (558,520)
							------------------------------------------------------------------
Balance December 31, 2000			  27,433,939  27,434    4,264,851 		(3,142,160)   1,150,125

Stock sales						   7,952,980   7,593      270,098                  -      278,051
Stock issued for services		         1,534,195   1,534           -                   -	      1,534
Stock issued per Anti-dilution agreement     5,374,000   5,374       (5,374)                 -           -
Rescission    					    (283,333)   (283)         283                  -           -
Net loss					                 -       -           -		(2,331,866)  2,331,866)
							------------------------------------------------------------------
Balance December 31, 2001  			  42,011,781   42,012   4,529,858         (5,474,026)   (902,156)

Stock sales					           760,000	760       6,240			   -	     	7,000
Net Loss                                                   			               (75,928)	    (75,928)
							------------------------------------------------------------------

Balance March 31, 2002				  42,771,781 $ 42,772  $4,536,098      $  (5,549,954) $  (971,084)

Stock sales					            70,000 	 70         630					  700
Stock issued for Services 			     940,000      940 							  940
Stock issued per Anti-dilution agreement    10,000,000
Net loss Three Months Ended June 30, 2002                                              (63,856)     (63,856)
							------------------------------------------------------------------
Balances June 30, 2002				  53,781,781  $ 43,882 $4,580,510 	   $  (5,613,810)  $(1,033,300)


Stock sales						     750,000 	 750	    6,750					7,500
Stock issued for Services 			   5,010,000     5,010 							5,010

Net loss Three Months Ended September 30, 2002                                         (58,829)     (58,829)
							------------------------------------------------------------------
Balances September 30, 2002			  59,541,781  $ 49,632 $4,587,260	    $ (5,672,639)  $(1,079,619)

See Notes to Financial Statements





INELINE PROPERTIES.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

Depreciation expense for the three months ended September 30,2002 was $18,712 $56,130 year to date for 2002 and $355,538 since inception.

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

NOTE 8  SUBSQUENT EVENTS

Between October 1, 2002 and September 30, 2004 the Company has issued 82,911,458 additional shares of Common stock.

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

Recent Developments

The Company completed the installation and began marketing merchandise displaying its cartoon characters through its e-commerce store in 1999. While the store has generated some excitement, initial sales results have not been encouraging. No revenue was generated through the e-commerce store in the Third Quarter of 2002.

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


Results of Operations for the Three Month Period Ended September 30, 2002

Because of its continuing development of characters and character groups, FineLine had no revenues during the three month period ending September 30, 2002 and had expenses of $58,829. The results of operations during the three month period ending September 30, 2002 was a loss of $58,829. This resulted in a loss per share of $.0010 during the three month period ending September 30, 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had a net loss of $1,955,132 during the three month period ending September 30, 2002 against revenue of $0 for the same period. In order to maintain current levels of operations, the Company will need to secure additional funding sources to meet its operating expenses. Such funding sources may include, but are not limited to, private placements of common or convertible equities, placement of debt with banks, private or public investors, or other lending institutions.

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


Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.
Based on the evaluation of the Chief Executive Officer and the Chief Financial Officer of the Registrant of its disclosure controls and procedures as of September 30, 2002, it has been concluded that the disclosure controls and procedures are effective for the purposes contemplated by Rule 13a-14 (e) promulgated by the Securities and Exchange Commission.
(b)  Changes in internal controls.
There have been no significant changes to the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2002.

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

31.1 Rule 13a-14(a) Certification of Robert V. Petry for the
       Form 10-Q for the quarter ended September 30, 2002.

32.1 Section 1350 Certification of Robert V. Petry, CEO and CFO for the Form 10-Q for the quarter ended September 30, 2002

Exhibit 31.1

I, Robert V. Petry, being the Chief Executive and Chief Financial Officer, certify that:

1. I have reviewed the quarterly report on Form 10-QSB for the quarter ended September 30, 2002 of FineLine Properties.com, Inc.;

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


Date: November 17, 2004

/s/ Robert V. Petry
Robert V. Petry, Chief Executive Officer

Exhibit 32.1

18 U.S. Section 1350 CERTIFICATIONS



In connection with the Quarterly Report of FineLine Properties.com, Inc. (the Company) on Form 10-QSB for the quarter ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), I Robert V. Petry, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November 17, 2004

/s/ Robert V. Petry
Robert V. Petry, Chief Executive Officer