Form 10QSB
period 2003-03-31
FINELINE PROPERTIES INC
filed 2004-12-06
CIK 1037321

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number: 013895

FineLine Properties.com, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of
incorporation or organization)


58-2376296
(IRS Employer Identification No.)


110 South Water Street
Kent, Ohio  44240
(Address of principal executive offices)

(330) 678-5558
(Issuers telephone number)

Not Applicable
(Former name, address and fiscal year, if changed since last report)
Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]
APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:
As of March 31, 2003 there were 67,446,781 shares of common stock, par value $.001 issued and outstanding.
Transitional Small Business Format:
Yes [ ] No [ X ]


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

Pollard-Kelley Auditing Services, Inc.

Malcolm L. Pollard
Certified Public Accountant
September 30, 2004
Fairlawn, Ohio









F-1



FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
BALANCE SHEET
MARCH 31, 2003

											 2003
ASSETS
Current Assets

Cash and cash equivalents			 $          -
                 					   ------------
   Total Current Assets							$		-

Fixed Assets
Machinery and equipment				       376,753
Leasehold Improvements				         5,556
							   -------------
   								 382,309
							   -------------
Less Accumulated depreciation				(382,309)
	Total Fixed Assets								-

Other Assets
	Organization Costs					  -
	Other Intangibles						  -
      Trademarks					              1

							   --------------
									                  1
											-----------
Total Assets									$     1
											============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
	Accounts payable					  250,000
							   ---------------
 Total Current Liabilities						       250,000

Long term Liabilities
	Note Payable					   15,500
	Due Shareholders				      1,167,764
							   ---------------
Total Long term Liabilities						     1,183,264
										    --------------
Total Liabilities								     1,433,264

Stockholders' Equity
    	Common stock				      4,598,725
 	Deficit accumulated during the
	 development stage			     (6,031,988)
							   ----------------
 										    (1,433,263)
										    ---------------
Total Liabilities and Stockholders' Equity			   $         1
										    ===============





See accompanying notes to financial statements.





















F-3
FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Three Months ended March 31, 2003 and for the Period From
January 12, 1988
(Date of Inception) Through March 31, 2003

								 Three Months
								    Ending
								   March 31,	Since
									2003		Inception
      							 ------------------------------
Revenues							 $	     -  $      31,933

Expenses
Selling,AdminIstrative, and generaL		     	     262,612      2,262,084
Officer Salary					            22,500        988,160
Depreciation					             8,058        382,309
Amortization				                       -        551,369
Writedown Trademarks			                       -      1,879,999
          ------------	-----------
	      293,170     6,063,921

Net Loss							 $   (293,170) $ (6,031,988)
								   ============ 	===========

Loss per share						 $	(0.0100)

Average shares outstanding				    67,446,781






















See accompanying notes to financial statements.

















F-4

FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Three Months ended March 31, 2003
and  for the Period From January 12, 1988
(Date of Inception) Through March 31, 2003

Three Months
 Ending
March 31, 		Since
   2003		Inception
								--------------------------------------
Cash Flows from Operating Activities
       Net Loss						$   	 (293,170)	 $  (6,031,988)
Adjustments to reconcile net loss to net
     cash provided by operating activities

       Depreciation 					          8,058          382,309
       Stock for services				              -          381,856
       Amortization of Intangibles			              -          550,770
       Write down of Trademarks					  -	     1,879,999
       (Decrease) Increase in Accounts payable		  250,000          250,000
       Increase in Accrued salaries			         22,500          988,160
       Write down of inventory and assets			        -          374,143
       								-----------	    ------------
Net Cash (Used) by Operating Activities		        (12,612)      (1,224,751)

Cash Flows from Investing Activities

Increase in Notes receivable                            -                -
       Purchase of Fixed assets			              -           (9,759)
									------------     ------------
Net Cash (Used) by Investing Activities                       -           (9,759)

 Cash Flows from Financing Activities
Repayment of Notes Payable					  -          (18,500)
Increase in Notes payable			          			  34,000
Advances(Repayments)to Shareholders		          13,487         (52,759)
Sale of Common stock			                    -        1,271,769
       ------------     ------------
Cash Flows Provided by Financing Activities               13,487       1,234,510
									------------     ------------
Net Increase (Decrease)in Cash and Cash Equivalents		 875                -

Cash and Cash Equivalents  Beginning		            (875)               -
Cash and Cash Equivalents  Ending			   $           -     $          -







See accompanying notes to financial statements.




















F-6







FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months ended September 30, 2003, and for the Period From January 12, 1988
(Date of Inception)Through  September 30,2003

                  										   Deficit
         												  Accumulated
       										 Additional     During
       							  Common Stock 	Contributed    Development
             						Shares  Amount  	Capital 	     Stage  	  Total
May 1996 - Pre Public Company

Stock issued for services			   3,000,000   3,000      537,000 		 	-        540,000
Stock issued for acquisition of WedgeTM         80,000      80      199,920               -        200,000
Stock issued  for acquisition of MoodiesTM   1,075,000   1,075    2,148,925               - 	 2,150,000
							------------------------------------------------------------------
Balance December 31, 1996	    		   4,155,000   4,155    2,885,845               -      2,890,000

Stock issued for services       		     434,790     435      108,227               -        108,662
Stock sales						      22,040      22       55,078               -         55,100
Net loss						   	     -      -            -		 (512,034)    (512,034)
							-------------------------------------------------------------------
Balance December 31, 1997    			   4,611,830   4,612    3,049,150          (512,034)   2,541,728

Public Company
Stock sales						   4,533,647   4,534      245,245                -       249,779
Net loss					                 -       -           -	     (1,257,185)  (1,257,185)
							-------------------------------------------------------------------
Balance December 31, 1998    			   9,145,477   9,146    3,294,395	     (1,769,219)   1,534,322

Stock sales						     602,379     602      425,553                 -      426,155
Stock issued for services		         6,850,250   6,850      246,453                 -      253,303
Stock issued per Anti-dilution agreement       100,000     100        (100)			  -           -
Net loss				                       -       -           -	       (814,421)    (814,421)
							-------------------------------------------------------------------
Balance December 31, 1999			  16,698,106  16,698   3,966,301         (2,583,640)   1,399,359

Stock sales						   5,805,833   5,806     296,778                  -	   302,584
Stock issued for services		           780,000     780       5,922                  -        6,702
Stock issued per Anti-dilution agreement     4,150,000   4,150      (4,150)                 - 		  -
Net loss					                 -       -           -            (558,520)   (558,520)
							-------------------------------------------------------------------
Balance December 31, 2000			  27,433,939  27,434    4,264,851 		(3,142,160)   1,150,125

Stock sales						   7,952,980   7,593      270,098                  -      278,051
Stock issued for services		         1,534,195   1,534           -                   -	      1,534
Stock issued per Anti-dilution agreement     5,374,000   5,374       (5,374)                 -           -
Rescission    					    (283,333)   (283)         283                  -           -
Net loss					                 -       -           -		(2,331,866)  2,331,866)
							-------------------------------------------------------------------
Balance December 31, 2001  			  42,011,781   42,012   4,529,858         (5,474,026)   (902,156)

Stock sales						   1,580,000    1,580      13,620 			   - 	    15,200
Stock issued for services			  11,655,000   11,655 		 - 			   -      11,655
Stock issued per Anti-dilution agreement	  12,200,000   12,200     (12,200)			   - 		   -

Net loss							     - 	 -		 - 		  (264,792)	  (264,792)
							-------------------------------------------------------------------
Balance December 31, 2002			  67,446,781   67,447   4,531,278 	      (5,738,818) (1,140,093)

Net loss                                                                              (293,170)   (293,170)
							-------------------------------------------------------------------
Balances March 31, 2003				  67,446,781   67.447	4,531,278		(6,031,988) (1,433,263)
							===================================================================




















F-9

FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS


NOTE 1 ? HISTORY AND ORGANIZATION OF THE COMPANY

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

Property and Equipment Property and equipment are carried at cost. Maintenance, repairs and renewals are expensed as incurred. Depreciation of furniture, fixtures and equipment is provided for using the straight-line method over their estimated useful lives as follows:

	Equipment					5 years
	Furniture and fixtures			5 years

Depreciation expense for the three months ended March 31, 2003 was $8,058 and $382,309 since inception.

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

Income Taxes The Company has experienced losses since inception and as a result there has been no provision for income taxes. The Company has a net operating loss carry forward at December 31, 2003 of $9,922,000. The carry forward is for 15 years and starts to expire in 2012. The Company has not filed its tax returns for 2001, 2002 or 2003.

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

NOTE 8  SUBSQUENT EVENTS

Between April 1, 2003 and September 30, 2004 the Company has issued 75,006,458 additional shares of Common stock.

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

The Company operations entail a number of variables as a result of the creative nature of the business and industry. The Company researches trends in the industry and then creates cartoons that it believes fill a particular void and or accepts specific developmental assignments for the design of characters. These characters are drafted, reviewed, redesigned and finalized for either internal Company licensing and merchandising programs or as contracted for by special assignment. The Company, by request and/or as a condition of a specific license clause(s), will redraw the cartoons in varied poses, utilization's, etc.to fit defined design considerations as expressed by the Licensee or it can grant the Licensee the right to redraw the character(s) to fit conditions, specifications and or circumstances as granted under the license and as approved by the Company prior to public usage.

Recent Developments

The Company completed the installation and began marketing merchandise displaying its cartoon characters through its e-commerce store in 1999. While the store has generated some excitement, initial sales results have not been encouraging. No revenue was generated through the e-commerce store in the First Quarter of 2003.

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


Results of Operations for the Three Month Period Ended March 31, 2003

Because of its continuing development of characters and character groups, FineLine had no revenues during the three month period ending March 31, 2003 and had expenses of $293,170. The results of operations during the three month period ending March 31, 2003 was a loss of $293,170. This resulted in a loss per share of $.01 during the three month period ending March 31, 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had a net loss of $1,955,132 during the three month period ending March 31, 2003 against revenue of $0 for the same period. In order to maintain current levels of operations, the Company will need to secure additional funding sources to meet its operating expenses. Such funding sources may include, but are not limited to, private placements of common or convertible equities, placement of debt with banks, private or public investors, or other lending institutions.

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


Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.
Based on the evaluation of the Chief Executive Officer and the Chief Financial Officer of the Registrant of its disclosure controls and procedures as of March 31, 2003, it has been concluded that the disclosure controls and procedures are effective for the purposes contemplated by Rule 13a-14 (e) promulgated by the Securities and Exchange Commission.
(b)  Changes in internal controls.
There have been no significant changes to the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to March 31, 2003.

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

31.1 Rule 13a-14(a) Certification of Robert V. Petry for the
       Form 10-Q for the quarter ended March 31, 2003.

32.1 Section 1350 Certification of Robert V. Petry, CEO and CFO for the Form 10-Q for the quarter ended March 31, 2003

Exhibit 31.1

I, Robert V. Petry, being the Chief Executive and Chief Financial Officer, certify that:

1. I have reviewed the quarterly report on Form 10-QSB for the quarter ended March 31, 2003 of FineLine Properties.com, Inc.;

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


Date: November 17, 2004

/s/ Robert V. Petry
Robert V. Petry, Chief Executive Officer

Exhibit 32.1

18 U.S. Section 1350 CERTIFICATIONS



In connection with the Quarterly Report of FineLine Properties.com, Inc. (the Company) on Form 10-QSB for the quarter ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), I Robert V. Petry, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November 17, 2004

/s/ Robert V. Petry
Robert V. Petry, Chief Executive Officer