Form 10QSB
period 2003-09-30
FINELINE PROPERTIES INC
filed 2004-12-06
CIK 1037321

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number: 013895

FineLine Properties.com, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of
incorporation or organization)


58-2376296
(IRS Employer Identification No.)


110 South Water Street
Kent, Ohio  44240
(Address of principal executive offices)

(330) 678-5558
(Issuers telephone number)

Not Applicable
(Former name, address and fiscal year, if changed since last report)
Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]
APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:
As of September 30, 2003 there were 88,051,781 shares of common stock, par value $.001 issued and outstanding.
Transitional Small Business Format:
Yes [ ] No [ X ]


PART I   FINANCIAL INFORMATION
Item 1. Financial Statements

Pollard-Kelley Auditing Services, Inc.
Auditing Services
3250 West Market St, Suite 307, Fairlawn, OH 44333
330-864-2265



Report of Independent Certified Accountants

Board of Directors
FineLine Properties.com,Inc.

We have reviewed the accompanying balance sheet of FineLine Properties.com, Inc. as of September 30, 2002 and the related statements of income, stockholdersequity, and cash flows for the three months then ended, and year to date, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of FineLine Properties.com,Inc.

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

Pollard-Kelley Auditing Services, Inc.

Malcolm L. Pollard
Certified Public Accountant
September 30, 2004
Fairlawn, Ohio









F-1

FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
BALANCE SHEET
SEPTEMBER 30, 2003

												 2003

>S>
ASSETS
Current Assets
	Cash and cash equivalents		 	$       -
					                     ----------
Total Current Assets							                 -

Fixed Assets
	Machinery and equipment				     376,753
	Leasehold Improvements				       5,556
								   -----------
    								     382,309
Less Accumulated depreciation				    (382,309)
								   -----------
Total Fixed Assets									     -

Other Assets
Organization Costs				        -
Other Intangibles					        -
Trademarks					                 1
							   ------------
Total Other Assets	        1
 -----------
Total Assets										$       1
												 ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	250,000
								   -------------
Total Current Liabilities								  250,000

Long term Liabilities
Note Payable					       15,500
Due Shareholders
  				    1,254,039





								    ------------
Total Long term Liabilities							      1,269,539
												------------
Total Liabilities										1,519,539

Stockholders' Equity
Common stock					    4,599,485
Deficit accumulated during the
  development stage				    6,119,023)
   ------------
                  (1,519,538)
       		------------
Total Liabilities and Stockholders' Equity				   $          1
												============









See accompanying notes to financial statements.































F-3
FINELINE PROPERTIES.com,Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Three Months ended September 30, 2003,
Year to Date 2003, and for the Period From
January 11, 1998 (Date of Inception)
Through September 30, 2003

							Three Months
							Ending 		 Year to
							September 30 , 	 Date 		Since
							2003			 2003 		Inception
							----------------------------------------------
Revenues						$         - 	$        -   $      31,933

Expenses

	Selling, General, & Administrative       16,525          304,647       2,304,119
	Officers Salaries				     22,500           67,500       1,033,160
	Depreciation		                      -            8,058         382,309
	Amortization of Intangibles                   -                -         551,369
	Writedown of Trademarks                       -                -       1,879,999
      						 -----------------------------------------------
                  				     39,025          380,205       6,150,956

Net Loss						$   (39,025)	 $(380,205)	 $  (6,119,023)
							===============================================

Loss per share					$   (0.0005)
Average shares outstanding		       79,029,281


See accompanying notes to financial statements.















F-4




FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Three Months ended September 30, 2003,
Year to Date 2003, and for the Period From
January 12, 1988 (Date of Inception) Through September 30, 2003

 Three Months
   Ending 		 	Year to
 September 30, 	 	Date 		Since
    2003			 2003 	Inception
Cash Flows from Operating Activities
       Net Loss						$    (39,025)	 $   (380,205) $ (6,119,023)
Adjustments to reconcile net loss to net
    cash provided by operating activities
      Depreciation 				                  -             8,058       382,309
      Stock for services			                  -               760       382,616
       Amortization of Intangibles		                  - 			-       550,770
       Write down of Trademarks		                  -                 -     1,879,999
       (Decrease) Increase in Accounts payable			-	      250,000       250,000
       Increase in Accrued salaries				 22,500            67,500     1,033,160
       Write down of inventory and assets                    -                 -       374,143
									   -------------------------------------------
Net Cash (Used) by Operating Activities			      (16,525)         (53,887)    (1,266,026)

Cash Flows from Investing Activities
       Increase in Notes receivable			                  -                 - 		  -
       Purchase of Fixed assets			                  - 			-        (9,759)
									   -------------------------------------------
Net Cash (Used) by Investing Activities                  		-                 -        (9,759)

Cash Flows from Financing Activities
Payments on Notes payable			                  -                 - 		  -
Increase in Notes payable				            -			-        34,000
Repayment of Notes Payable			                  - 			-       (18,500)
Advances (Repayments) to Shareholders		       16,525            54,762       (11,484)
       Sale of Common stock				           -                  -     1,271,769
       								   -------------------------------------------
Cash Flows Provided by Financing Activities		 16,525            54,762     1,275,785

Net Increase(Decrease)  in Cash and Cash Equivalents        -               875             -
Cash and Cash Equivalents  Beginning		            -              (875)            -
Cash and Cash Equivalents  Ending			  $         - 	  $         -   $         -


See accompanying notes to financial statements.



















F-6


FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months ended September 30, 2003, and for the Period From January 12, 1988
(Date of Inception)Through September 30, 2003

                  										   Deficit
         												  Accumulated
       										 Additional     During
       							  Common Stock 	Contributed    Development
             						Shares  Amount  	Capital 	     Stage  	  Total
May 1996 - Pre Public Company

Stock issued for services			   3,000,000   3,000      537,000 		 	-        540,000
Stock issued for acquisition of WedgeTM         80,000      80      199,920               -        200,000
Stock issued  for acquisition of MoodiesTM   1,075,000   1,075    2,148,925               - 	 2,150,000
							------------------------------------------------------------------
Balance December 31, 1996	    		   4,155,000   4,155    2,885,845               -      2,890,000

Stock issued for services       		     434,790     435      108,227               -        108,662
Stock sales						      22,040      22       55,078               -         55,100
Net loss						   	     -      -            -		 (512,034)    (512,034)
							-------------------------------------------------------------------
Balance December 31, 1997    			   4,611,830   4,612    3,049,150          (512,034)   2,541,728

Public Company
Stock sales						   4,533,647   4,534      245,245                -       249,779
Net loss					                 -       -           -	     (1,257,185)  (1,257,185)
							-------------------------------------------------------------------
Balance December 31, 1998    			   9,145,477   9,146    3,294,395	     (1,769,219)   1,534,322

Stock sales						     602,379     602      425,553                 -      426,155
Stock issued for services		         6,850,250   6,850      246,453                 -      253,303
Stock issued per Anti-dilution agreement       100,000     100        (100)			  -           -
Net loss				                       -       -           -	       (814,421)    (814,421)
							-------------------------------------------------------------------
Balance December 31, 1999			  16,698,106  16,698   3,966,301         (2,583,640)   1,399,359

Stock sales						   5,805,833   5,806     296,778                  -	   302,584
Stock issued for services		           780,000     780       5,922                  -        6,702
Stock issued per Anti-dilution agreement     4,150,000   4,150      (4,150)                 - 		  -
Net loss					                 -       -           -            (558,520)   (558,520)
							-------------------------------------------------------------------
Balance December 31, 2000			  27,433,939  27,434    4,264,851 		(3,142,160)   1,150,125

Stock sales						   7,952,980   7,593      270,098                  -      278,051
Stock issued for services		         1,534,195   1,534           -                   -	      1,534
Stock issued per Anti-dilution agreement     5,374,000   5,374       (5,374)                 -           -
Rescission    					    (283,333)   (283)         283                  -           -
Net loss					                 -       -           -		(2,331,866)  2,331,866)
							-------------------------------------------------------------------
Balance December 31, 2001  			  42,011,781   42,012   4,529,858         (5,474,026)   (902,156)

Stock sales						   1,580,000    1,580      13,620 			   - 	    15,200
Stock issued for services			  11,655,000   11,655 		 - 			   -      11,655
Stock issued per Anti-dilution agreement	  12,200,000   12,200     (12,200)			   - 		   -

Net loss							     - 	 -		 - 		  (264,792)	  (264,792)
							-------------------------------------------------------------------
Balance December 31, 2002			  67,446,781   67,447   4,531,278 	      (5,738,818) (1,140,093)

Net loss                                                                              (293,170)   (293,170)
							-------------------------------------------------------------------
Balances March 31, 2003
			  67,446,781   67.447	4,531,278		(6,031,988) (1,433,263)

Stock issued for Services 			     760,000 	760 							 760

Stock issued per Anti-dilution agreement	   1,800,000
Net loss                                       							   (48,010)    (48,010)
							-----------------------------------------------------------------

Balances June 30, 2003				  70,006,781   68,207	4,531,278 		(6,079,998) (1,432,503)

Stock issued per Anti-dilution agreement    18,045,000
Net loss					                                                   (39,025)   (39,025)
							------------------------------------------------------------------
Balances September 30, 2003		        88,051,781 $ 68,207 $4,531,278	   $  (6,119,023)$(1,471,528)
							==================================================================




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


Depreciation expense for the three months ended September 30, 2003 was $0, $8,058 year to date, and $382,309 since inception.

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

Recent Developments

The Company completed the installation and began marketing merchandise displaying its cartoon characters through its e-commerce store in 1999. While the store has generated some excitement, initial sales results have not been encouraging. No revenue was generated through the e-commerce store in the Third Quarter of 2003.

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


Results of Operations for the Three Month Period Ended September 30, 2003

Because of its continuing development of characters and character groups, FineLine had no revenues during the three month period ending September 30, 2003 and had expenses of $39,025. The results of operations during the three month period ending September 30, 2003 was a loss of $39,025. This resulted in a loss per share of $.0005 during the three month period ending September 30, 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had a net loss of $1,955,132 during the three month period ending September 30, 2003 against revenue of $0 for the same period. In order to maintain current levels of operations, the Company will need to secure additional funding sources to meet its operating expenses. Such funding sources may include, but are not limited to, private placements of common or convertible equities, placement of debt with banks, private or public investors, or other lending institutions.

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


Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.
Based on the evaluation of the Chief Executive Officer and the Chief Financial Officer of the Registrant of its disclosure controls and procedures as of September 30, 2003, it has been concluded that the disclosure controls and procedures are effective for the purposes contemplated by Rule 13a-14 (e) promulgated by the Securities and Exchange Commission.
(b)  Changes in internal controls.
There have been no significant changes to the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2003.

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

31.1 Rule 13a-14(a) Certification of Robert V. Petry for the
       Form 10-Q for the quarter ended September 30, 2003.

32.1 Section 1350 Certification of Robert V. Petry, CEO and CFO for the Form 10-Q for the quarter ended September 30, 2003

Exhibit 31.1

I, Robert V. Petry, being the Chief Executive and Chief Financial Officer, certify that:

1. I have reviewed the quarterly report on Form 10-QSB for the quarter ended September 30, 2003 of FineLine Properties.com, Inc.;

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


Date: November 17, 2004

/s/ Robert V. Petry
Robert V. Petry, Chief Executive Officer

Exhibit 32.1

18 U.S. Section 1350 CERTIFICATIONS



In connection with the Quarterly Report of FineLine Properties.com, Inc. (the Company) on Form 10-QSB for the quarter ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), I Robert V. Petry, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November 17, 2004

/s/ Robert V. Petry
Robert V. Petry, Chief Executive Officer