Form 10QSB/A
period 2004-03-31
FINELINE PROPERTIES INC
filed 2004-12-08
CIK 1037321

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number: 013895

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

FineLine Properties.com, Inc.
(a Development Stage Company)
FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2004

TABLE OF CONTENTS

Balance Sheets  									      F-1

Statements of Operations 								F-3

Statement of Stockholders' Equity                                       F-4

Statements of Cash Flows                                        		F-7

Notes to Financial Statements                                  	      F-8


FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
Balance Sheet
December 31, 2003 and March 31, 2004

						 December 31, 2003	March 31
						    (Audited) 		  2004
							------------------------------------
ASSETS

Current Assets				$		-	  $		34
							-----------		----------
		Total Current Assets		      - 		      34

Fixed Assets
Furniture and fixtures			       350,884 	       350,884
Equipment					        25,869            25,869
Leasehold improvements			         5,556             5,556
							-----------		-----------
						       382,309 		 382,309
Less Accumulated depreciation		      (382,309)		(382,309)
							-----------		------------

		Total Fixed Assets			-			-

Other Assets
Trademarks				                   1 		        1
Other 				                  -                 -
Organization costs net of accumulated
  amortization of $2,500	                  - 		      -
       -----------		-----------
       Total Other Assets                   1		         1
       -----------		-----------
Total Assets				$            1 	   $          35
       ===========		============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accrued expenses				       295,000 		   295,000
							------------	------------
Total Current Liabilities      295,000 		   295,000

Long Term Liabilities

Loan payable				        15,500	          15,500
Due Shareholders				     1,272,225		 1,294,725
							------------	------------
       Total Long Term Liabilities  1,287,725		 1,310,225

Stockholders' Equity

Preferred stock, $.001 par value,
  authorized 1,000,000, issued and
  outstanding 0			                  -                   -



Common stock, $.001 par value,
  authorized 150,000,000 shares,
  issued and outstanding 106,169,489
  and 115,178,239, respectively            106,170		   115,178
Additional contributed capital	     4,528,332 		 4,554,012
Deficit accumulated during the
  development stage			    (6,217,226)		(6,235,130)
						    -------------		-------------
           (1,582,724)		(1,565,639)
           -------------		-------------
Total Liabilities and Stockholders'
Equity					 $           1	   $          35
						    =============		=============





See accompanying note to financial statements.











































F-2


FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
Statement of Income
For the Year Ended December 31, 2003 (audited), the Quarter Ended March 31, 2004 and from
January 12, 1998 (Inception), through
March 31, 2004 (Since Inception)

Year Ended		Quarter Ended
December 31, 	   March 31, 	 Since
   2003 		     2004 		 Inception
------------------------------------------------
Revenue						 $	     - 	$          - 	$      35,324

Costs and Expenses
  Selling, general and administrative	     335,350		 40,404	    2,423,617
  Officers' salaries				      90,000	       22,500	    1,078,160
  Depreciation				             8,058 		     -	      382,308
  Amortization of trademarks		                 - 	           -	      551,370
  Write-down of trademarks		                 - 	           -	    1,879,999
       -------------------------------------------------
           433,408             62,904         6,315,454

Net Loss						 $ (433,408)	 $    (62,904)	$  (6,280,130)
							==================================================

Loss per share								 $    (0.0006)
Weighted average number of shares
   outstanding								    97,396,833






See accompanying notes to financial statements.













F-3
FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
Statement of Stockholders' Equity
From January 12, 1998 (Inception)
through March 31, 2004

												          Deficit
         												  Accumulated
       										 Additional     During
       							  Common Stock 	Contributed    Development
             						Shares  Amount  	Capital 	     Stage  	  Total
May 1996 - Pre Public Company

Stock issued for services			   3,000,000   3,000      537,000 		 	-        540,000
Stock issued for acquisition of WedgeTM         80,000      80      199,920               -        200,000
Stock issued  for acquisition of MoodiesTM   1,075,000   1,075    2,148,925               - 	 2,150,000
							-----------------------------------------------------------------
Balance December 31, 1996	    		   4,155,000   4,155    2,885,845               -      2,890,000

Stock issued for services       		     434,790     435      108,227               -        108,662
Stock sales						      22,040      22       55,078               -         55,100
Net loss						   	     -      -            -		 (512,034)    (512,034)
							-----------------------------------------------------------------
Balance December 31, 1997    			   4,611,830   4,612    3,049,150          (512,034)   2,541,728

Public Company
Stock sales						   4,533,647   4,534      245,245                -       249,779
Net loss					                 -       -           -	     (1,257,185)  (1,257,185)
							-----------------------------------------------------------------
Balance December 31, 1998    			   9,145,477   9,146    3,294,395	     (1,769,219)   1,534,322

Stock sales						     602,379     602      425,553                 -      426,155
Stock issued for services		         6,850,250   6,850      246,453                 -      253,303
Stock issued per Anti-dilution agreement       100,000     100        (100)			  -           -
Net loss				                       -       -           -	       (814,421)    (814,421)
							-----------------------------------------------------------------
Balance December 31, 1999			  16,698,106  16,698   3,966,301         (2,583,640)   1,399,359

Stock sales						   5,805,833   5,806     296,778                  -	   302,584
Stock issued for services		           780,000     780       5,922                  -        6,702
Stock issued per Anti-dilution agreement     4,150,000   4,150      (4,150)                 - 		  -
Net loss					                 -       -           -            (558,520)   (558,520)
							-----------------------------------------------------------------
Balance December 31, 2000			  27,433,939  27,434    4,264,851 		(3,142,160)   1,150,125

Stock sales						   7,952,980   7,593      270,098                  -      278,051
Stock issued for services		         1,534,195   1,534           -                   -	      1,534
Stock issued per Anti-dilution agreement     5,374,000   5,374       (5,374)                 -           -
Rescission    					    (283,333)   (283)         283                  -           -
Net loss					                 -       -           -		(2,331,866)  2,331,866)
							-----------------------------------------------------------------
Balance December 31, 2001  			  42,011,781   42,012   4,529,858         (5,474,026)   (902,156)

Stock sales						   1,580,000    1,580      13,620 			   - 	    15,200
Stock issued for services			  11,655,000   11,655 		 - 			   -      11,655
Stock issued per Anti-dilution agreement	  12,200,000   12,200     (12,200)			   - 		   -

Net loss							     - 	 -		 - 		  (264,792)	  (264,792)
							-----------------------------------------------------------------
Balance December 31, 2002			  67,446,781   67,447   4,531,278 	      (5,738,818) (1,140,093)

Stock sales    					   3,377,708    3,378      30,399                  -      33,777
Stock issued for services     		   2,000,000    2,000          -                   -       2,000
Stock issued per Anti-dilution agreement    33,345,000   33,345     (33,345)                 -          -

Net loss                   				     -       -           -      	  (478,408)   (478,408)

Balance December 31, 2003 			 106,169,489  $106,170  $4,528,332   $    (6,217,226)$(1,582,724)

Stock Sales						   3,325,000     3,325	    29,925			   -	    33,250
Stock Issued for Services			   1,438,750     1,439		 -			   -	     1,439
Stock issued per Anti-dilution agreement 	   4,245,000     4,245      (4,245)			   -		  -
Net loss					                 -         -           -	         (62,904)    (62,904)
							-----------------------------------------------------------------
Balance March 31, 2004				 115,178,239  $115,178	 $4,554,012	 $	(6,280,130) $(1,610,939)
							==================================================================









See accompanying notes to financial statements.










































F-7

FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
Statement of Cash Flows
Through March 31, 2004 (Since Inception)

 								  Period Ended
  								   March  31, 	    Since
								      2004 		  Inception
 								-----------------------------
CASH FLOWS FROM OPERATION ACTIVITIES

Cash received from customers				 $         - 	$	34,832
Cash paid to suppliers					     (33,216)	  (1,330,325)
                                                  ---------------	--------------
Cash Used by Operating Activities		     (33,216)	  (1,295,493)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets			                 - 		(9,759)
								----------------	---------------
       Cash Used by Investing Activities			     -            (9,759)

CASH FLOWS FROM FINANCING ACTIVITIES

Sale of stock						       33,250	   1,305,546
Advances/(Payments) shareholders		                 -           (15,794)
Proceeds of loan					                 -            27,000
Payments on loan						           -           (11,500)
								----------------	---------------
Cash From Financing Activities	       33,250	   1,305,252
----------------	---------------
Net (Decrease) Increase in Cash		                 34                -
Cash and Cash Equivalents at Beginning of
       Period						            -                -
       							----------------	---------------
Cash and Cash Equivalents at End of Period  	 $         34        $       -
								================	===============

See accompanying notes to financial statements.

















F-8


FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

March 31, 2004

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

Depreciation expense for the year ended December 31, 2003 and 2002 was $8,058 and $74,850 respectively and $382,308 since inception. There were no depreciation expenses for the period ending March 31, 2004.

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

Income Taxes The Company has experienced losses since inception and as a result there has been no provision for income taxes. The Company has a net operating loss carry forward at December 31, 2003 of $9,922,000. The carry forward is for 15 years and starts to expire in 2012. The Company has not filed its tax returns for 2001, 2002. and 2003.
F-10
FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

NOTE 3  LONG TERM OBLIGATIONS

The Company owed its chief executive officer and principal shareholder $1,272,225 and $1,131,777 at December 31, 2003 and 2002 respectively. This amount is made up of a combination of accrued salaries, inventory purchase, and advances. It is the policy of the Company to retire these obligations in such a time and manner as profitability allows and to the extent the repayment will not severely impair or adversely affect the Company?s cash flow. The amounts due are upon demand, and bear no interest. Because of the Company?s policy and historical cash flow problems these liabilities are classified as long-term.

The Company borrowed, in connection with a stock transaction, $27,000.  The note is non-interest bearing. The balance at December 31, 2003 and March 31, 2004 was $15,500.

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

The Company has an agreement with its principal shareholder and chief executive officer in which he shall be issued the necessary Common shares to maintain at all times, 51 to 60% of the total outstanding shares of the Company. As consideration for the shares received, the Company will not pay or accrue any royalties, percentage of revenues or
F-11
FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS


NOTE 4  RELATED PARTY TRANSACTIONS  CONTINUED

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





F-12

FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 5  CERTAIN TRANSACTIONS CONTINUED

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

NOTE 5  CERTAIN TRANSACTIONS CONTINUED

On May 12, 2003, the Company issued 760,000 shares of Common stock for services valued at $760. On December 19, 2003, the Company issued 1,240,000 shares of Common stock for services valued at $1,240.

On March 5, 2004, the Company issued 1,438,750 shares of common stock for services valued at $1,439. The Company also issued 3,325,000 shares of common stock for cash in the amount of $33,250, and issued 4,245,000 common shares to the Company?s President under the Anti-Dilution
Agreement.

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

Date: November 17, 2004			/s/ Robert V. Petry______________
						Robert V. Petry, Chief Executive Officer




INDEX TO EXHIBITS

Exhibit Number 		Description of Exhibits

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


Date: November 17, 2004

/s/ Robert V. Petry_____________
Robert V. Petry, Chief Executive Officer

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

Date: November 17, 2004

/s/ Robert V. Petry______________
Robert V. Petry, Chief Executive Officer