Form 10QSB
period 2004-09-30
FINELINE PROPERTIES INC
filed 2004-12-08
CIK 1037321

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number: 013895

FineLine Properties.com, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of
incorporation or organization)


58-2376296
(IRS Employer Identification No.)


110 South Water Street
Kent, Ohio  44240
(Address of principal executive offices)

(330) 678-5558
(Issuers telephone number)

Not Applicable
(Former name, address and fiscal year, if changed since last report)
Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]
APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:
As of September 30, 2004 there were 88,051,781 shares of common stock, par value $.001 issued and outstanding.
Transitional Small Business Format:
Yes [ ] No [ X ]



PART I   FINANCIAL INFORMATION
Item 1. Financial Statements

FineLine Properties.com, Inc.
(a Development Stage Company)
FINANCIAL STATEMENTS
(Unaudited)
June 30, 2004

TABLE OF CONTENTS

Balance Sheets  									      F-1

Statements of Operations 								F-3

Statement of Stockholders' Equity                                       F-4

Statements of Cash Flows                                        		F-7

Notes to Financial Statements                                  	      F-8


FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
Balance Sheet
September 30, 2004

<CAPTION<
 								September 30, 2004
							-----------------------------
ASSETS

Current Assets
	Bank Accounts		   $  	-
					    -------------
	Total Current Assets					$          -

Fixed Assets
	Furniture and fixtures		 350,884
	Equipment				  25,869
	Leasehold improvements		   5,556
					     ------------
					       382,309
Less Accumulated depreciation       (382,309)
					     ------------
	Total Fixed Assets				                 -

Other Assets

	Trademarks		                   1
	Other 			             -
	Organization costs net of
	  accumulated amortization
	  of $2,500		                   -
					     -------------

	Total Other Assets					            1
									     	------------
Total Assets							 $          1
										============
LIABILITIES AND STOCKHOLDERS? EQUITY

Current Liabilities
	Bank overdrafts		    $        -
       Accrued expenses			 295,000
					     --------------
       Total Current Liabilities					295,000

Long Term Liabilities
Loan payable			  15,500
Due Shareholders		     1,339,725
				     --------------
       Total Long Term Liabilities				    1,355,225

Stockholders' Equity
       Preferred stock, $.001 par

       F-1
         value, authorized 1,000,000,
         issued and outstanding 0		 -
Common stock, $.001 par value,
  authorized 150,000,000 shares,
  issued and outstanding
  142,453,239			       142,453
Additional contributed capital     4,536,312
Deficit accumulated during the
  development stage		    (6,328,989)
            -------------
       Total Stockholders? Equity				   (1,650,224)
       								   -------------


Total Liabilities and Stockholders' Equity
 		$           1

									   =============

See notes accompanying financial statements






































F-2

FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
Statement of Income
(Unaudited)
Quarter Ended
September  30, 2004







     Quarter
      Ended
   September 30,	   Since
      2004 		 Inception
--------------------------------

Revenue						 $          -    $  	 35,324

Costs and Expenses

Selling, general and administrative	                129	    2,427,476
Officers' salaries				       22,500 	    1,123,160
Depreciation					            -	      382,308
Amortization of trademarks			            -	      551,370
Write-down of trademarks		                  -	    1,879,999
       ----------------------------------
              22,629	    6,364,313
							----------------------------------
Net Loss						 $    (22,629)	$  (6,328,989)


Loss per share					 $   (0.00002)

Weighted average number of shares
 Outstanding
138,290,739




































F-3

FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
Statement of Stockholders' Equity
From January 12, 1998 (Inception)
through September 30, 2004

												          Deficit
         												  Accumulated
       										 Additional     During
       							  Common Stock 	Contributed    Development
             						Shares  Amount  	Capital 	     Stage  	  Total
May 1996 - Pre Public Company

Stock issued for services			   3,000,000   3,000      537,000 		 	-        540,000
Stock issued for acquisition of WedgeTM         80,000      80      199,920               -        200,000
Stock issued  for acquisition of MoodiesTM   1,075,000   1,075    2,148,925               - 	 2,150,000
							-----------------------------------------------------------------
Balance December 31, 1996	    		   4,155,000   4,155    2,885,845               -      2,890,000

Stock issued for services       		     434,790     435      108,227               -        108,662
Stock sales						      22,040      22       55,078               -         55,100
Net loss						   	     -      -            -		 (512,034)    (512,034)
							-----------------------------------------------------------------
Balance December 31, 1997    			   4,611,830   4,612    3,049,150          (512,034)   2,541,728

Public Company
Stock sales						   4,533,647   4,534      245,245                -       249,779
Net loss					                 -       -           -	     (1,257,185)  (1,257,185)
							-----------------------------------------------------------------
Balance December 31, 1998    			   9,145,477   9,146    3,294,395	     (1,769,219)   1,534,322

Stock sales						     602,379     602      425,553                 -      426,155
Stock issued for services		         6,850,250   6,850      246,453                 -      253,303
Stock issued per Anti-dilution agreement       100,000     100        (100)			  -           -
Net loss				                       -       -           -	       (814,421)    (814,421)
							-----------------------------------------------------------------
Balance December 31, 1999			  16,698,106  16,698   3,966,301         (2,583,640)   1,399,359

Stock sales						   5,805,833   5,806     296,778                  -	   302,584
Stock issued for services		           780,000     780       5,922                  -        6,702
Stock issued per Anti-dilution agreement     4,150,000   4,150      (4,150)                 - 		  -
Net loss					                 -       -           -            (558,520)   (558,520)
							-----------------------------------------------------------------
Balance December 31, 2000			  27,433,939  27,434    4,264,851 		(3,142,160)   1,150,125

Stock sales						   7,952,980   7,593      270,098                  -      278,051
Stock issued for services		         1,534,195   1,534           -                   -	      1,534
Stock issued per Anti-dilution agreement     5,374,000   5,374       (5,374)                 -           -
Rescission    					    (283,333)   (283)         283                  -           -
Net loss					                 -       -           -		(2,331,866)  2,331,866)
							-----------------------------------------------------------------
Balance December 31, 2001  			  42,011,781   42,012   4,529,858         (5,474,026)   (902,156)

Stock sales						   1,580,000    1,580      13,620 			   - 	    15,200
Stock issued for services			  11,655,000   11,655 		 - 			   -      11,655
Stock issued per Anti-dilution agreement	  12,200,000   12,200     (12,200)			   - 		   -

Net loss							     - 	 -		 - 		  (264,792)	  (264,792)
							-----------------------------------------------------------------
Balance December 31, 2002			  67,446,781   67,447   4,531,278 	      (5,738,818) (1,140,093)

Stock sales    					   3,377,708    3,378      30,399                  -      33,777
Stock issued for services     		   2,000,000    2,000          -                   -       2,000
Stock issued per Anti-dilution agreement    33,345,000   33,345     (33,345)                 -          -

Net loss                   				     -       -           -      	  (478,408)   (478,408)

Balance December 31, 2003 			 106,169,489  $106,170  $4,528,332   $    (6,217,226)$(1,582,724)

Stock Sales						   3,325,000     3,325	    29,925			   -	    33,250
Stock Issued for Services			   1,438,750     1,439		 -			   -	     1,439
Stock issued per Anti-dilution agreement 	   4,245,000     4,245      (4,245)			   -		  -
Net loss					                 -         -           -	         (62,904)    (62,904)
							-----------------------------------------------------------------
Balance March 31, 2004				 115,178,239  $115,178	 $4,554,012	 $	(6,280,130) $(1,610,939)

Stock sales						     625,000	 625		5,625			   -		6,250
Stock issued for services			   3,325,000     3,325		    -			   -		3,325
Stock issued per Anti-dilution agreement    15,000,000    15,000	    (15,000)		   -		    -
Net loss							     -	   -		    -		   (26,230)     (26,230)
							------------------------------------------------------------------
Balance June 30, 2004				 134,128,239  $134,128   $4,544,637	 $	(6,306,360) $(1,627,595

Stock issued per Anti-dilution agreement	 8,325,000	    8,325	   (8,325)			 -		   -
Net loss							   - 		  -		  -		   (22,629)	   (22,629)
							-----------------------------------------------------------------








Balance September 30, 2004
		     142,453,239
142,453
4,536,312		$(6,328,989)
$(1,650,224)

							==================================================================

See notes accompanying financial statements


F-5

FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
Statement of Cash Flows
Through September 30, 2004
(Since Inception)

       Period Ended		Since
 	September 30, 2004	Inception
CASH FLOWS FROM OPERATION ACTIVITIES

Cash received from customers			 $          - 	  $       34,832
Cash paid to suppliers				         (129)		(1,336,609)
							   -----------------------------------
Cash Used by Operating Activities		         (129)		(1,301,777)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets		                   -              (9,759)
							   -----------------------------------
Cash Used by Investing Activities                      - 	          (9,759)

CASH FLOWS FROM FINANCING ACTIVITIES

Sale of stock				                   -		 1,311,796
Advances/(Payments) shareholders                       -	         (15,794)
Proceeds of loan				                   - 	          27,000
Payments on loan				                   -		   (11,500)
							   -----------------------------------
Cash From Financing Activities	                   -		 1,311,502
   -----------------------------------
Net (Decrease) Increase in Cash		          (129)		      (129)
Cash and Cash Equivalents at Beginning of
  Period						           129			 129
							   -----------------------------------
Cash and Cash Equivalents at End of Period  $          -	    $          -









See accompanying notes to financial statements.




























F-6



FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

September 30, 2004

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












F-7
FINELINE PROPERTIES.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

Depreciation expense for the year ended December 31, 2003 and 2002 was $8,058 and $74,850 respectively and $382,308 since inception. There were no depreciation expenses for the period ending September 30, 2004.

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

Income Taxes The Company has experienced losses since inception and as a result there has been no provision for income taxes. The Company has a net operating loss carry forward at December 31, 2003 of $9,922,000. The carry forward is for 15 years and starts to expire in 2012. The Company has not filed its tax returns for 2001, 2002, and 2003.










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

entitlements from the Companys character groups. Under this agreement, the Company issued shares as follows:

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

On March 5, 2004, the Company issued 1,438,750 shares of common stock for services valued at $1,439. The Company also issued 3,325,000 shares of common stock for cash in the amount of $33,250, and issued 4,245,000 common shares to the Companys President under the Anti-Dilution Agreement.

On May 20, 2004. the Company issued 3,325,000 shares of common stock for services valued at $3,325. The Company also issued 625,000 shares of common stock for cash in the amount of $6,250, and issued 15,0000000 common shares to the Companys President under the Anti-Dilution Agreement.

On September 30, 2004, the Company issued 8,325,000 common shares to the Companys President under the Anti-Dilution Agreement.

NOTE 6  LITIGATION

On February 23, 2003, the Company made a settlement with a third party to a dispute over a breach of marketing agreement. The settlement requires the Company to pay $250,000 with interest at 10% within two years of the settlement. Security for the agreement is the KootiesTM product line revenue stream. The Company has made no payments under this agreement to date.

NOTE 7  GOING CONCERN

The Company has not generated significant revenues or profits to date. This factor among others may indicate the Company will be unable to continue as a going concern. The Companys continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 8  SUBSQUENT EVENTS

Between January 1, 2004 and September 30, 2004 the Company has issued 28,038,750 additional shares of Common stock.

During 2004, the Company performed an analysis of its trademarks as required by newly established generally accepted accounting principals to determine if there had been any impairment of value. It was determined, in view of the holding period to date and the lack of development of a material revenue stream, the trademarks would be written down to a nominal value of $1. The financial statements for the year ended December 31, 2003 and 2002 have been prepared as if this write down had occurred on January 1, 2001.



F-12


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


Results of Operations for the Three Month Period Ended September 30, 2004

Because of its continuing development of characters and character groups, FineLine had no revenues during the three month period ending September 30, 2004 and had expenses of $39,025. The results of operations during the three month period ending September 30, 2004 was a loss of $39,025. This resulted in a loss per share of $.0005 during the three month period ending September 30, 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had a net loss of $1,955,132 during the three month period ending September 30, 2004 against revenue of $0 for the same period. In order to maintain current levels of operations, the Company will need to secure additional funding sources to meet its operating expenses. Such funding sources may include, but are not limited to, private placements of common or convertible equities, placement of debt with banks, private or public investors, or other lending institutions.

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


Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.
Based on the evaluation of the Chief Executive Officer and the Chief Financial Officer of the Registrant of its disclosure controls and procedures as of September 30, 2004, it has been concluded that the disclosure controls and procedures are effective for the purposes contemplated by Rule 13a-14 (e) promulgated by the Securities and Exchange Commission.
(b)  Changes in internal controls.
There have been no significant changes to the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2004.

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

31.1 Rule 13a-14(a) Certification of Robert V. Petry for the
       Form 10-Q for the quarter ended September 30, 2004.

32.1 Section 1350 Certification of Robert V. Petry, CEO and CFO for the Form 10-Q for the quarter ended September 30, 2004

Exhibit 31.1

I, Robert V. Petry, being the Chief Executive and Chief Financial Officer, certify that:

1. I have reviewed the quarterly report on Form 10-QSB for the quarter ended September 30, 2004 of FineLine Properties.com, Inc.;

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


Date: November 17, 2004

/s/ Robert V. Petry
Robert V. Petry, Chief Executive Officer

Exhibit 32.1

18 U.S. Section 1350 CERTIFICATIONS



In connection with the Quarterly Report of FineLine Properties.com, Inc. (the Company) on Form 10-QSB for the quarter ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), I Robert V. Petry, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November 17, 2004

/s/ Robert V. Petry
Robert V. Petry, Chief Executive Officer